Form 10-Q
period 1999-06-30
REGENCY GROUP LTD INC
filed 1999-10-01
CIK 1084805

The Regency Group Limited, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The Regency Group Limited, Inc.
(A Development Stage Company)

BALANCE SHEET

AS AT

June 30, 1999 and April 7, 1999

	June 30 1999	April 7 1999
ASSETS
CURRENT ASSETS
Cash	$45,685.79	$96,650.00
Other Current Assets	$0.00	$0.00
Total Current Assets	$45,685.79	$96,650.00
PROPERTY AND EQUIPMENT
Computer Equipment (Net of Depreciation)	$5128.73	$0.00
Total Property and Equipment	$5128.73	$0.00

OTHER ASSETS
Organization Costs (Net of Amortization)	$183.00	$193.00
Total Other Assets	$183.00	$193.00
TOTAL ASSETS	$50,997.52	$96,843.00
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$0.00	$0.00
Total Current Liabilities	$0.00	$0.00

OTHER LIABILITIES	$0.00	$0.00

EQUITY
Capital Stock	$4,619.00	$4,619.00
Additional Paid In Capital	$123,131.00	$123,131.00
Retained Earnings (Deficit)	($76,752.48)	($30,907.00)
Total Stockholders' Equity	$50,997.52	$96,843.00
TOTAL LIABILITIES AND OWNERS' EQUITY	$50,997.52	$96,843.00

The Regency Group Limited, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months Ended June 30, 1999
and the Period from February 1, 1999 (Date of Inception) to April 7, 1999

	Three Months Ending June 30, 1999	February 1, 1999 (Date of Inception) to April 7, 1999
REVENUE
Services	$0.00	$0.00

COSTS AND EXPENSES
Selling, General and Administrative	$51,230.48	$30,900.00
Amortization of Organization Costs	$10.00	$7.00
Total Costs and Expenses	$51,240.48	$30,907.00
Net Ordinary Income (Loss)	($51,240.48)	($30,907.00)
Weighted average number of common shares outstanding	4,618,750	4,618,750

Net Ordinary Loss Per Share	($0.011)	($0.007)

The Regency Group Limited, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months Ended June 30, 1999
and the Period from February 1, 1999 (Date of Inception) to April 7, 1999

	Three Months Ending June 30, 1999	February 1, 1999 (Date of Inception) to April 7, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$0.00	$0.00
Cash provided by Operating Activities	$0.00	$0.00

Cash paid to suppliers and employees	$51,230.48	$30,900.00
Cash disbursed for Operating Activities	$51,230.48	$30,900.00
Net Cash Flow provided by Operating Activities	($51,230.48)	($30,900.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	$5128.73	$0.00
Net Cash Flow used by Investing Activities	($5128.73)	$0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	$0.00	$127,750.00
Cash disbursed for organization costs	$0.00	($200.00)
Net Cash provided by Financing Activities	$0.00	$127,550.00

Net increase (decrease) in cash	($56,359.21)	$96,650.00
Cash balance at the beginning of period	$102,045.00	$0.00
Cash balance at the end of period	$45,685.79	$96,650.00

NOTES TO FINANCIAL STATEMENTS

June 30, 1999

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

The Regency Group Limited, Inc. (The Company) was organized on February 1, 1999 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company .

On February 3, 1999, the company issued 4,000,000 Shares of its $.00l Par value common stock for cash of $4,000.00.

On February 16, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transaction exemptions. The Company sold 618,750 shares of Common Stock at a price of $.20 per share for a total amount raised of $123,750.00. The Company received cash in the amount of $96,250.00 and extinguished an existing liability in the amount of $27,500.00

NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $200.00, is being amortized over a period of 60 months (February 2, 1999 through January 31, 2004).

3. Earnings per share are computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of deprecation.

6. The Company will review its need for a provision for federal income tax on a quarterly basis.

NOTE 3- GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.

NOTE 4- RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2. Management's Discussion and Plan of Operation

A. Management's Plan of Operation

(1) In its initial approximately five (5) month operating period ended June 30, 1999, the Company incurred a net loss of $76,752.48 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On February 3, 1999, two (2) founding shareholders purchased 4,000,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, in April of 1999, the Company completed an offering of six hundred eighteen thousand seven hundred fifty (618,750) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has four million six hundred eighteen thousand seven hundred fifty (4,618,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide information and marketing services to companies seeking assistance and guidance to gain maximum exposure on the Internet. The Company designates as its priorities for the first six (6) to twelve (12) months of operations as developing and marketing its services to establish its operations in the information and marketing services market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 1999 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive technology, service or product could force the Company out of business.

As of June 30, 1999, the Company has yet to generate any revenues. In addition, the Company may not generate revenues for the next six (6) to twelve (12) months.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products and technology to meet the evolving needs of its prospective customers. The Company believes that the long-term success of its product offerings and technology will not require substantial research and development.

As of June 30, 1999, the Company has incurred product development costs of $6,388.58. The Company does not anticipate incurring any further research and development costs through the fiscal and calendar year ending December 31, 1999.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5)Management does not anticipate any significant changes in the number of employees over the next approximately six (6) to twelve (12) months.

B. Segment Data

As of June 30, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

PART II - OTHER INFORMATION

Item 6. Exhibits

See INDEX TO EXHIBITS.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Regency Group Limited, Inc.

(Registrant)
Date: September 24, 1999
By___________________________
/s/H. Steven Bonenberger, President and Chief Executive Officer
By___________________________
/s/Merrill Moses, Vice-President
By___________________________
/s/Kathy Hedlund, Secretary and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed February 1, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted February 1, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts
Not applicable
11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of The Regency Group Limited, Inc.ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable