Form 10-Q
period 1999-09-30
REGENCY GROUP LTD INC
filed 1999-12-15
CIK 1084805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       or

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________
                            Commission File Number:

                           The Regency Group Limited
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0416790
                      (I.R.S. Employer Identification No.)

                         201 LOMAS SANTA FE SUITE 340,
                                SOLONA BEACH, CA
                    (Address of principal executive offices)

                                     92075
                                   (Zip Code)

                                 (714)435-0900
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
 Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.:
                                   4,618,750

                        The Regency Group Limited, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (unaudited)
                                     AS AT
                       September 30, 1999, June 30, 1999,

                       September 30 1999   June 30 1999
ASSETS
CURRENT ASSETS
Cash                           $8,189.51     $45,685.79
Other Current Assets               $0.00          $0.00
Total Current Assets           $8,189.51     $45,685.79

PROPERTY AND EQUIPMENT
Computer Equipment             $4,872.29      $5,128.73
(Net of Depreciation)
Total Property and Equipment   $4,872.29      $5,128.73

TOTAL ASSETS                  $13,061.80     $50,814.52

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                   $0.00          $0.00
Total Current Liabilities          $0.00          $0.00

OTHER LIABILITIES                  $0.00          $0.00

EQUITY
Capital Stock                  $4,619.00      $4,619.00
Additional Paid In Capital   $123,131.00    $123,131.00
Retained Earnings (Deficit) ($114,688.20)   ($76,935.48)
Total Stockholders' Equity    $13,061.80     $50,814.52
TOTAL LIABILITIES AND OWNERS' $13,061.80     $50,814.52
EQUITY
                 See accompanying Notes to Financial Statements

                        The Regency Group Limited, Inc.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                  (unaudited)
      for Three-Month Periods Ended September 30, 1999 and June 30, 1999,
                                      and
              the Period from February 1, 1999 (Date of Inception)
                             to September 30, 1999

                        Three Months       Three Months   February 1, 1999
                        Ending             Ending         (Date of Inception)
                        September 30,1999 June 30,1999    to September 30,1999
----------------------- ----------------- -------------   --------------------
REVENUE
Services                      $2,666.00         $0.00            $2,666.00

COSTS AND EXPENSES
Selling, General             $40,162.28    $51,230.48          $116,897.76
and Administrative
Depreciation                    $256.44         $0.00              $256.44
Organization Costs                $0.00         $0.00              $200.00
Total Costs and Expenses     $40,418.72    $51,230.48          $117,354.20
Net Ordinary Income (Loss)  ($37,752.72)  ($51,230.48)        ($114,688.20)
Weighted average number of
common shares outstanding     4,618,750     4,618,750            4,618,750

Net Loss Per Share (Basic)       ($0.01)       ($0.01)              ($0.02)
Net Loss Per Share (Diluted)     ($0.01)       ($0.01)              ($0.02)

                 See accompanying Notes to Financial Statements
                                      -2-

                        The Regency Group Limited, Inc.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (unaudited)
      for Three-Month Periods Ended September 30, 1999 and June 30, 1999,
                                      and
              the Period from February 1, 1999 (Date of Inception)
                                       to
                                 April 7, 1999

                        Three Months       Three Months   February 1, 1999
                        Ending             Ending         (Date of Inception)
                        September 30, 1999 June 30, 1999 to September 30, 1999 CASH FLOWS FROM
OPERATING ACTIVITIES
Cash received from          $2,666.00             $0.00       $2,666.00
customers

Cash provided by            $2,666.00             $0.00       $2,666.00
Operating Activities

Cash paid to               $40,162.28        $51,230.48     $116,897.76
suppliers and employees
Cash disbursed for         $40,162.28        $51,230.48     $116,897.76
Operating Activities
Net Cash Flow used in     ($37,496.28)      ($51,230.48)   ($114,231.76)
Operating Activities

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of plant assets        $0.00         $5,128.73       $5,128.73
Net Cash Flow used by           $0.00        ($5,128.73)     ($5,128.73)
Investing Activities

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of Capital Stock       $0.00             $0.00     $127,750.00
Cash disbursed for              $0.00             $0.00        ($200.00)
organization costs
Net Cash provided               $0.00             $0.00     $127,550.00
by Financing Activities

Net increase (decrease)   ($37,496.28)      ($56,359.21)      $8,189.51
in cash
Cash balance at            $45,685.79       $102,045.00           $0.00
the beginning of period
Cash balance at             $8,189.51        $45,685.79       $8,189.51
the end of period

                 See accompanying Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 1, 1999(Date of Inception) under the laws of the State of Nevada, as The Regency Group Limited, Inc. (The Company) has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On February 3, 1999, the company issued 4,000,000 Shares of its $.00l Par value common stock for cash of $4,000.00.

In April of 1999, the Company completed a offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transaction exemptions. The Company sold 618,750 shares of Common Stock at a price of $.20 per share for a total amount raised of $123,750.00. The Company received cash in the amount of $96,650.00 and extinguished an existing liability in the amount of $27,500.00

NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. Per SOP 98-5, the cost of organization, $200.00 , was expensed as incurred.

3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation.

6. The Company will review its need for a provision for federal income tax on a quarterly basis.

7. Cash and cash equivalents include highly liquid investments purchased with a remaining maturity of three months or less. Such investments are carried at cost, which approximates fair value, due to the short period of time until maturity.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 3- GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management anticipates that the Company's funds as of September 30, 1999 will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. However, with no current regular source of regular revenue, it would be unlikely for the Company to continue as a going concern after that period without realization of additional capital. It is management's plan to seek additional capital through a State of Nevada registered public offering of securities pursuant to Chapter 90.490 of the Nevada revised statutes. . There can be no assurance, however, that the company would be able to raise any funds through such offering.

NOTE 4- RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2. Management's Discussion and Plan of Operation

A. Management's Plan of Operation

(1) In its initial approximately eight (8) month operating period ended September 30, 1999, the Company incurred a net loss of $114,688.20 for selling, general and administrative expenses related to start-up operations. It has yet to receive any significant revenues from operations. In the three (3) month operating period ending September 30, 1999, the Company generated $2,666.00 in revenues. On February 3, 1999, two (2) founding shareholders purchased 4,000, 000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, in April of 1999, the Company completed an offering of six hundred eighteen thousand seven hundred fifty (618,750) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has four million six hundred eighteen thousand seven hundred fifty (4,618,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.
This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide information and marketing services to companies seeking assistance and guidance to gain maximum exposure on the Internet. The Company designates as its priorities for the first six (6) to twelve (12) months of operations as developing and marketing its services to establish its operations in the information and marketing services market.
Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 1999 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive technology, service or product could force the Company out of business. As of September 30, 1999, the Company has generated $2,666.00 in revenues. In addition, the Company may not generate any significant revenues for the next six (6) to twelve (12) months.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products and technology to meet the evolving needs of its prospective customers. The Company believes that the long-term success of its product offerings and technology will not
require          substantial          research         and          development.
As of September 30, 1999, the Company has incurred product development costs of $6,388.58. The Company does not anticipate incurring any further research and development costs through the fiscal and calendar year ending December 31, 1999.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5)Management does not anticipate any significant changes in the number of employees over the next approximately six (6) to twelve (12) months.

B. Segment Data
As of September 30, 1999, sales revenue of $2,666.00 has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Regency Group Limited, Inc.

(Registrant)

Date: Wednesday, December 15, 1999

By___________________________

/s/H. Steven Bonenberger, President and Chief Executive Officer

By___________________________

/s/Merrill Moses, Vice-President

By___________________________

/s/Kathy Hedlund, Secretary and Treasurer