Form 10QSB/A
period 1999-06-30
REGENCY GROUP LTD INC
filed 1999-12-20
CIK 1084805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 31, 1999
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
The Regency Group Limited, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0416790 (I.R.S. Employer Identification No.)
201 Lomas Santa Fe Suite 340 Solona Beach, California (Address of principal executive offices)	92075 (Zip Code)
(760)431-1001 (Registrant's telephone number, including area code)
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

	Three Months Ending June 30, 1999	Cummulative from Inception June 30, 1999
REVENUE
Services	$0.00	$0.00

COSTS AND EXPENSES
Selling, General and Administrative	$51,230.48	$76,735.48
Amortization of Organization Costs	$10.00	$200.00
Total Costs and Expenses	$51,240.48	$76,935.48
Net Ordinary Income (Loss)	($51,240.48)	($76,935.48)
Weighted average number of common shares outstanding	4,618,750	4,618,750

Net Ordinary Loss Per Share	($0.01)	($0.02)

The Regency Group Limited, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months Ended June 30, 1999
and the Period from February 1, 1999 (Date of Inception) to April 7, 1999

	Three Months Ending June 30, 1999	Cummulative from Inception June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$0.00	$0.00
Cash provided by Operating Activities	$0.00	$0.00

Cash paid to suppliers and employees	$51,230.48	$76,735.48
Cash disbursed for Operating Activities	$51,230.48	$76,735.48
Net Cash Flow provided by Operating Activities	($51,230.48)	($76,735.48)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	$5,128.73	$5,128.73
Net Cash Flow used by Investing Activities	($5,128.73)	($5,128.73)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	$0.00	$127,750.00
Cash disbursed for organization costs	$0.00	($200.00)
Net Cash provided by Financing Activities	$0.00	$127,550.00

Net increase (decrease) in cash	($56,359.21)	$45,685.79
Cash balance at the beginning of period	$102,045.00	$0.00
Cash balance at the end of period	$45,685.79	$45,685.79

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