Form 10KSB
period 1999-12-31
REGENCY GROUP LTD INC
filed 2000-04-14
CIK 1084805

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to ___________

Commission File Number 0-26687

The Regency Group Limited, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0429812
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
7373 E. Doubletree Ranch Rd., Suite #200 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (480) 767-6178

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 4,618,750 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the common stock reported on OTCBB, was $15,468,750 as of April 12, 2000. (1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the company.

The number of shares of common stock outstanding as of December 31, 1999 was 4,618,750.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

Business Development and Summary of The Regency Group Limited, Inc.

We are a Nevada corporation incorporated on February 1, 1999, and are a developmental stage company with a principal business objective to become a leading online information and marketing services firm. We seek to offer our corporate clients the ability to gain maximum exposure via the Internet. As an online corporate marketing services firm, we believe we can assist corporations in enhancing product exposure and improving profitability for their online sales division. Our activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, development of a business plan, purchase and installation of computer servers, and initial web site development.

At the time of this filing, we have two products that we plan to offer to our customers once the development and testing of our web site is completed:

  Market Find-R - A software package that integrates database development tools with automated Internet research capabilities. This package would allow users to identify Internet search engines most relevant to their interests, and to submit reference information to such engines automatically.

  Market Mine-R - An e-commerce / shopping cart technology package.

In addition to our products, we will offer clients the following services: web-site hosting and maintenance, database development and maintenance, and operation of web-based "store fronts" (selling of merchandise and collection of payments). Since our designated promotion and advertising tool is our future web site, we are delaying the offering of these services until our web site is fully functional.

We intend to use technology to deliver an outstanding service offering and to achieve the significant economies inherent in the online store model. Our strategy is to pursue strategic acquisitions and alliances, exploit international opportunities, promote repeat purchases, attract, train and retain employees, build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to that of the capital and personnel-intensive direct response marketing industry.

We intend on providing a new category of professional services called eBusiness systems innovation. eBusinesses are businesses that employ the reach and efficiency of the Internet to enable companies strengthen relationships with customers and business partners, create new revenue opportunities, reduce costs, improve operating efficiencies, shorten cycle times and improve communications. As an eBusiness systems innovator, we will provide integrated eBusiness strategy and technology implementation services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. These services will include strategy consulting, customer experience design, systems architecture, and application and technology infrastructure development. We intend to provide a framework for each stage of a client's Internet strategy from helping the client conceive its strategy to designing, engineering and extending its eBusiness. We believe that our approach will allow us to deliver reliable, robust, secure, scalable and extensible eBusiness systems solutions and innovation in rapid time.

We believe that most companies seeking to build or enhance their eBusiness capabilities require a professional services provider - eBusiness systems innovator -- with a broad range of integrated capabilities. Such a service provider must provide strategic industry insights combined with extensive technological skills to create applications, technology infrastructure and business systems that are reliable, robust, secure, scalable and extensible. Moreover, it must have a structured approach and the skills necessary to achieve the rapid innovation and deployment of eBusinesses demanded by today's competitive marketplace. Such a skill set must include the ability to understand and integrate a wide spectrum of technologies. Regency intends to use its resources and expertise to become such an eBusiness systems innovator.

Regency will provide the integrated services required to rapidly design, build and improve eBusinesses. We will provide strategy consulting that combines expertise in eBusiness with market-specific knowledge in order to produce a combined business and technology strategy for our clients. We will also design and build applications and technology infrastructure that support a wide variety of eBusiness functions. We believe that we have a set of integrated skills that will enable our clients to create or enhance competitive eBusinesses in rapid timeframes.

Regency's objective is to build a strong position as an eBusiness systems innovator. Our strategies for achieving that objective are as follows:

Secure Outstanding Innovative Professionals

We will place a strong focus on attracting, hiring, developing and retaining outstanding professionals. We will focus on maintaining a one-firm culture that fosters innovation and emphasizes professional development.

Target Potential Clients Through Market-Specific Business Units.

Our marketing and sales strategy will include targeting potential clients through market-specific business units that operate globally.

Establish Global Presence to Support Emerging eBusiness Leaders.

In order to better serve the needs of enterprises operating on a worldwide basis, we intend to expand our geographic presence within the United States and abroad.

Refine the Regency Strategy and Knowledge Management.

In order to capture, upgrade and refine our intellectual capital, including the Regency Strategy, we intend to invest in our knowledge management processes and systems. We believe that these processes and systems will allow us to use our intellectual capital in order to accelerate the delivery of our services, reduce our costs and leverage our industry expertise.

Competition from Bigger, More Established Competitors Who Have Greater Financial Resources Could Result in Price Reductions, Reduced Profitability and Loss of Market Share

Despite our assessment of the viability of our business objective, it must be noted that there can be no assurance of success. Competition in the eBusiness services market is intense. If we fail to compete successfully against future competitors, our business, financial condition and operating results would be seriously harmed. We will compete against companies selling electronic commerce software and services, and the in-house development efforts of companies seeking to engage in electronic commerce. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors. Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they will focus more resources on eBusiness opportunities. Because we will contract with our clients on an engagement-by-engagement basis, we will compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

Services

We will offer professional services to build and enhance eBusinesses. These services will include strategy consulting, customer experience design, systems architecture, and application and technology infrastructure development. Recognizing that all clients have different needs at different times, we will use our proprietary methodology, the Regency Approach, to customize our service offerings based on each client's requirements. The following descriptions highlight the primary services that we will offer.

Strategy Consulting. We will work with clients to tailor an eBusiness strategy designed to provide them with a measurable competitive advantage in a short timeframe. Our goal is to leverage the industry experience and knowledge base of our professionals along with the experiences of our clients' senior executives to formulate innovative, executable and flexible eBusiness strategies.

Customer Experience Design. Regency will develop user interface designs for clients. Because Regency considers the user interface to be more than just visual design, we will incorporate our abilities in information architecture, user interface engineering, editorial services and usability research to develop systems with innovative customer experiences. In addition to offering these services directly to our clients, Regency also will partner with third- party design firms to achieve our clients' specific visual design requirements. At the time of this filing, however no agreements or specific plans to enter into agreements with third-party design firms exist.

Systems Architecture. Using the Internet technologies, we will architect and design eBusiness applications and technology infrastructure for clients in rapid timeframes. We will offer application designs that range from intranet solutions to complex business-to-business and business-to-consumer innovations. Recognizing that the technical infrastructure becomes the foundation for any future application development, our technology infrastructure design services will focus on enabling eBusiness applications to be reliable, robust, secure, scalable and extensible.

Application and Technology Infrastructure Development. We will build and implement innovative eBusiness applications and technology infrastructure that take into account the current and future business needs of our clients. We recognize that new types of communications devices are proliferating, network usage is expanding, and the future of eBusiness will be dependent upon the development and integration of a variety of technologies. We will build applications and technology infrastructure to be able to accommodate these changes in the eBusiness environment. Our applications and technology infrastructure development services will utilize our capabilities in application software, networks, systems, security and infrastructure architecture. Regency will develop applications and technology infrastructure to be robust and to serve as the foundation for eBusiness innovations that can link to existing systems and technologies. We intend in the near future to offer our clients, upon completion of engagements with them, services to help them extend, enhance and innovate their eBusinesses. These services will draw from all of our major competencies in order to provide our clients with iterative innovation in all aspects of their eBusiness implementations. To date, however, we have not been engaged to provide these services for a client.

Employees

The Company presently has two (2) full-time and one (1) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The name, age and position of the Company's directors and executive officers are as follows:

Name	Age	Position
H. Steven Bonenberger	43	President and Chief Executive Officer
Merrill Moses	45	Vice President and Director
Kathy Hedlund	42	Secretary and Treasurer

H. STEVEN BONENBERGER, President and Chief Executive Officer

Mr. Bonenberger was born in St. Louis, Missouri. He received his formal education at SouthWest Baptist University in Bolivar, Missouri and earned degrees in Religious Studies and Psychology. Mr. Bonenberger has been the CEO and President of The Financial Power Network, Inc. for more than 10 years. He has been responsible for the promotion and marketing of over three hundred publicly traded companies. Mr. Bonenberger brings expertise in the areas of sales, marketing and public relations to The Regency Group Limited, Inc.

MERRILL MOSES, Vice-President and Director

A graduate of Brigham Young University with degrees in finance and business, Mr. Moses owned eight different restaurants by the age of 23, including holding the position of CEO and President at M&M Foods and M&M Enterprises. With skills including financial procurement, asset accounting, debt servicing, personnel management, and equity financing, Mr. Moses originated the Jiffy Lube franchise and an investment-banking firm.

In 1980, Mr. Moses created an independent oil company, Intercontinental Oil & Research (ICOR) which operated for ten years. In 1982, Merrill Moses formed Bonafied Financial Management (BFM), a financial planning corporation. BFM was created with the purpose of facilitating the accounting needs of ICOR and its mining subsidiary. Bonafied helped clients with investments dealing with tax advantage vehicles, Research and Development projects, the entertainment industry, a variety of profit partnerships, and oil and gas partnerships and mining production venues. Mr. Moses began mortgage financing with a Real Estate license in Utah in 1983. For the next ten (10) years, he financed construction and commercial projects in three (3) states and two (2) countries with the accompanying secondary financing. Between 1989 and 1993, Mr. Moses created Caribou Mining and Exploration, operating the business as CEO and President. Caribou was a mining company operating a lead, silver, zinc and gold property in Northwest Nevada with ore reserves in the hundred million- dollar range. Cambridge Home Loans (CHL) was created by Mr. Moses in 1994. He is the sole owner and serves as CEO and Senior Loan Officer. CHL was incorporated in 1997 and currently employs over 50 people.

KATHY HEDLUND, Secretary and Treasurer

Ms. Hedlund has an extensive background in administrative work. For eighteen years she worked at Continental Lawyers Title, Inc. During that time, Ms. Hedlund served as the assistant to the Secretary of the corporation. During the last five years, Ms. Hedlund has been working at the Mission at San Louis Rey in Oceanside, California, where she has served as Administrative Assistant, Bookkeeper, and Accountant. She is currently the Director of Accounting operating all of the financial management systems for this non-profit corporation. Ms. Hedlund brings to the Company experience and expertise in various computer products such as word-processing, spreadsheet, and database management software.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 201 Lomas Santa Fe, Suite 340, Solona Beach, California 92075. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTCBB® ) under the symbol "REGL." The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner (1)	Number of Shares	% of Class
H. Steven Bonenberger	1,960,000	42.44%
Merrill Moses	2,040,000	44.17%
All Executive Officers and Directors as a Group	4,000,000	86.60%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 201 Lomas Santa Fe, Suite #340, Solona Beach, CA 92075.

As of April 12, 2000, there were approximately 131 stockholders of record and approximately 6 beneficial owners of the Company's common stock.

The Common Stock of the Company is quoted on the OTC Bulletin Board® ("OCT-BB® ") under the symbol "REGL." The Common Stock of the Company was cleared for trading on the OTCBB® on February 2, 2000, and began formal trading on March 6, 2000. The following table sets forth, for the periods indicated, the high and low closing prices of the securities on the OTC-BB ® .

	HIGH	LOW
Quarter Ended December 31, 1999	N/A	N/A
Period from March 6, 2000 to April 12, 2000	$2.1875	$2.5000

The Company's OTCBB® quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of April 12, 2000, there were approximately 131 shareholders of record of the Company's Common Stock. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Overview

We were organized on February 1, 1999, and are considered to be a developmental stage company engaged in the business of providing online information and marketing services seeking to offer our corporate clients the ability to gain maximum exposure via the Internet. Regency Group was formed to capitalize, acquire and formulate alliances between web-based, Internet and broadband technology companies. Regency will provide a full range of resources to provide companies with the development strategies and financial support needed to rapidly introduce innovative products and services. Resources include office space and the accompanying network infrastructure, consulting and services relating to development and technology, graphic design, marketing, competitive research, legal, accounting and business development support and services. Additionally, Regency will provide consulting resources including development strategies.

Plan of Operation

We have a limited operating history and have generated minimal revenues. As of December 31, 1999, our activities have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, development of a business plan, purchase and installation of computer servers, initial web site development and initial consulting services. Consequently, we have incurred the expenses of such procedures. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of competition and our ability to satisfy governmental regulations and deliver company services while maintaining quality and controlling costs.

In our initial approximately eleven (11) month operating period from inception (February 1, 1999) to our fiscal year end (December 31, 1999), we incurred a net loss of $136,168 for selling, general and administrative expenses related to these start-up operations. We expect to derive initial revenues primarily from companies seeking assistance and guidance to gain maximum exposure on the Internet.

Results of Operations

Period from February 1, 1999 (Inception) to December 31, 1999

The operational period from February 1, 1999 (Inception) to December 31, 1999, achieved two main goals for the corporation. Our goals were the formation of the organization to pursue the Regency Group's business objective and to obtain sufficient capital to commence operations.

Revenues. Regency Group is a developmental stage enterprise as defined in SFAS #7. We have generated minimal revenues for the period amounting to $2,666. We have devoted substantially all of our present efforts to: (1) developing our presence in the eBusiness market through completion of our website, (2) marketing Regency Group to the general public and leading corporations and (3) completing our 12(g) reporting requirements with the Securities Act of 1934 and our commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB® ).

Expenses. The Company incurred significant expenses for the operating period February 1, 1999 (Inception) to December 31, 1999, totaling $138,278. Expenditures were primarily due to costs incurred for general and administrative expenses.

Net Loss. Due to the significant operating expenses, Regency Group experienced a net loss of $136,168. We anticipated incurring this loss during the initial commencement of operations until such time that we will realize the increase in our clientele base in the fiscal year 2000 for demand in the services that we provide.

Liquidity and Capital Resources

We have generated minimal revenues during this period but it is anticipated that we will realize increased revenues pending the increase in demand for our services during the next 12 months. We have financed our cash flow requirements through issuance of common stock. During the normal course of business, we may experience net negative cash flows from operations, pending receipt of sales revenues. Furthermore, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984

INDEPENDENT AUDITOR'S REPORT

April 12, 2000

Board of Directors
The Regency Group Limited, Inc.
7373 E. Double Tree Ranch Road, Suite 200
Scottsdale, AZ 85258

I have audited the Balance Sheet of The Regency Group Limited, Inc. (the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period February 1, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Regency Group Limited, Inc., (A Development Stage Company), as of February 1, 1999 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/G. Brad Beckstead, CPA

The Regency Group Limited, Inc., Inc.
(A Development Stage Company)

Balance Sheet
December 31, 1999

Assets
Cash	$1,738
Website development, net of amortization	8,752
Computer equipment, net of depreciation	3,092
Total Assets	$13,582
Liabilities and Stockholders' Equity
Note payable	$22,000
Total Liabilities	22,000
Common stock, $0.001 par value, 20,000,000 shares authorized; 4,618,750 shares issued and outstanding at 12/31/99	4,619
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none shares issued and outstanding at 12/31/99	-0-
Additional paid in capital	123,131
Deficit accumulated during development stage	(136,168)
Total Stockholders' Deficit	(8,418)
Total Liabilities and Stockholders' Equity	$13,582

See accompanying notes to financial statements.

The Regency Group Limited, Inc., Inc.
(A Development Stage Company)

Income Statement
For the period
February 1, 1999 (Date of Inception) to December 31, 1999

Revenue	$2,666
General and administrative expenses	138,278
Depreciation & amortization	556
Net income or (loss)	$(136,168)
Weighted average number of
common shares outstanding	4,618,750
Net income or (loss) per share	$-0-

See accompanying notes to financial statements.

The Regency Group Limited, Inc., Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity
For the period
February 1, 1999 (Date of Inception) to December 31, 1999

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
February 3, 1999 Issued in exchange for cash	4,000,000	4,000			4,000
April 7, 1999 Issued in exchange for cash & extinguished debt	618,750	619	123,131		123,750
Net Loss, February 1, 1999 (inception) to December 31, 1999	_______	_______	_______	(136,168)	(136,168)
Balance as of December 31, 1999	4,618,750	4,619	123,131	(136,168)	(8,418)

See accompanying notes to financial statements.

The Regency Group Limited, Inc., Inc.
(A Development Stage Company)

Statement of Cash Flows
For the period
February 1, 1999 (Date of Inception) to December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(136,168)
Increase in other assets	(8,752)
Increase in fixed assets	(3,092)
Increase in note payable	22,000
Net cash used by operating activities	(126,012)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,619
Additional paid in capital	123,131
Net cash provided by financing activities	127,750
Beginning cash, February 1, 1999 (Date of Inception)	-0-
Ending cash, December 31, 1999	1,738
NON-CASH TRANSACTIONS
Interest expense	-0-
Income taxes	-0-

See accompanying notes to financial statements.

The Regency Group Limited, Inc.
(A Development Stage Company)

Footnotes
December 31, 1999

Note 1 - History and organization of the company

The Company was organized February 1, 1999 (Date of Inception) under the laws of the State of Nevada, as The Regency Group Limited, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

Reporting in the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Website development

Website development costs totaling $8,900 are capitalized and amortized over a period of 60 months from December 1, 1999 through November 30, 2004. Total amortization for the year ended 12/31/99 is $148.

The Regency Group Limited, Inc.
(A Development Stage Company)

Footnotes
December 31, 1999

Note 2 - Accounting policies and procedures (continued)

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation. Computer equipment costs totaling $3,500 are capitalized and depreciated over a period of 60 months from June 1, 1999 through May 31, 2004. Total depreciation for the year ended 12/31/99 is $408.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 1999 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On February 3, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock to shareholders in exchange for cash of $4,000 that was deposited into the corporate account in February 1999.

On April 7, 1999, the Company issued 618,750 shares of its $0.001 par value common stock to shareholders in exchange for cash of $96,250 and to extinguish a liability of $27,500 for a total of $123,750. Of the total amount, $619 is considered common stock and $123,131 is additional paid in capital.

There have been no other issuances of common stock or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. However, the Company has not commenced its planned principal operations. Additionally the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The Regency Group Limited, Inc.
(A Development Stage Company)

Footnotes
December 31, 1999

Note 6 - Related party transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations .

Note 9 - Subsequent Events

Stock split

On February 28, 2000, the Board of Directors approved a forward split of the common shares of stock of the Company on a 10 for 1 basis.

Private placement offering

On March 10, 2000, the Company completed a private placement offering of it $0.001 par value common stock, whereby it sold 1,619,000 shares at $1 per share to approximately 60 accredited investors pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The total amount raised was $1,619,000, of which $1,619 is common stock and $1,617,381 is additional paid in capital.

Change in management

On February 8, 2000, the Company accepted the resignation of Merrill Moses and Kathy Hedlund as Directors and Officers, and appointed Roberto Filice as President and Director, Ralph Massetti as Director, and Lolita Prescod as Secretary and Treasurer.

Acquisition of assets

On February 19, 2000, the Company entered into an agreement with ClickIncomes.com of San Diego, California, whereby the Company will acquire a 25% ownership interest in ClickIncomes.com for a total purchase price of $500,000. As of March 21, 2000, the Company has paid a total of $200,000 to ClickIncomes.com per the terms of the agreement. See supplemental data.

On February 29, 2000, the Company entered into an agreement withWebAdNet.com, a New York corporation, to acquire 15% of the issued and outstanding stock of WebAdNet.com. The purchase price of the acquisition will total $1,000,000. The source of funds Regency will use to complete the transaction is the working capital of the Company. The agreement also calls for WebAdNet.com to expand its Board of Directors to 5 members, with The Regency Group designating 2 of those members. See supplemental data.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

Name of Individual	Position with Company	Annual Compensation
H. Steven Bonenberger	President and Chief Executive Officer	$75,000
Merrill Moses	Vice President and Director	$24,000
Kathy Hedlund	Secretary and Treasurer	$12,000

Footnotes to Executive Compensation:

  Executive officers of the company have agreed to defer payment of a salary until such time that it realizes significant working capital and increase revenues.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who have deferred drawing a salary for the management of the Company, it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time, the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

Employment Agreements

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future. In addition, the Company does not currently have a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 1, 1999, the Company was incorporated as "The Regency Group Liminted, Inc."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REGENCY GROUP LIMITED, INC.

By:

Date: April 13, 2000

/s/H. Steven Bonenberger

President and Chief Executive Officer

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable; No public offering.
2.	(1) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession incorporated herein by reference to the Company's Registration Statement.
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed February 1, 1999
(b) By-Laws of the Company adopted February 3, 1999
4.	Instruments Defining the Rights of Security Holders
10.	(1) Material Contracts
13.	(2) Annual or Quarterly Reports - Form 10-QSB
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of The Regency Group Limited, Inc. ending December 31, 1999
  The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.
  The copies of these exhibits filed as the same exhibits to the Company's Quarterly Reporting Requirements on Form 10-QSB's with the SEC.