Form 10QSB
period 2000-03-31
REGENCY GROUP LTD INC
filed 2000-05-12
CIK 1084805

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2000     Commission file number 000-26687




                       THE REGENCY GROUP LIMITED, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                                 88-0429812
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

7373 E. Doubletree Ranch Rd., Suite 200
Scottsdale, Arizona                                    85258
(Address of principal executive offices)               (Zip Code)


                               (480) 778-9101
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


As of May 11, 2000, there were 23,306,500 shares of common stock outstanding.

                       THE REGENCY GROUP LIMITED, INC.
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000                      3

               Income Statement for the three months
               ending March 31, 2000 and March 31, 1999                4

               Statement of Cash Flow for the three months             5
               ending March 31, 2000 and March 31, 1999

               Note to Financial Statements                            6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            9-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       11

     Item 2.   Changes in Securities                                   11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        11

     Item 5.   Other Information                                       11

     Item 6.   Exhibits and Reports of Form 8-K                        11

     SIGNATURES                                                        12

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.528.1984
                                                          425.928.2877 (efax)




                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors
Regency Group Limited, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Regency Group Limited, Inc. (a development stage company) as of March 31, 2000 and the related statements of income and cash flows for the three-months ended March 31, 2000, and February 1, 1999 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



/s/G. Brad Beckstead, CPA


May 10, 2000
Las Vegas, Nevada
License #2701

                       THE REGENCY GROUP LIMITED, INC.
                             BALANCE SHEET AS OF
                    MARCH 31, 2000 and DECEMBER 31, 1999

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 UNAUDITED      AUDITED
                                                  For the     For the Year
                                                  Quarter        Ended
                                                Ended March   December 31,
                                                 31, 2000         1999

Cash                                                $788,924      $  1,738

Note receivable                                        5,000           -0-

Website development, net of amortization               8,308         8,752

Computer equipment, net of depreciation                2,917         3,092

Investments                                          775,000           -0-
                                               -------------  ------------
Total Assets                                       1,580,149       $13,582
                                               =============  ============

Liabilities and Stockholders' Equity
Note payable                                      $   22,000       $22,000
                                               -------------  ------------
Total Liabilities                                     22,000        22,000
                                               -------------  ------------
Common stock, $0.001 par value,
50,000,000 shares authorized; 47,806,500 and
4,618,750 shares issued and outstanding at
3/31/00 and 12/31/99, respectively                    47,807         4,619

Preferred stock, $0.001 par value,
5,000,000 shares authorized, no shares issued
and outstanding at 3/31/00 and 12/31/99                  -0-           -0-

Additional paid in capital                         1,698,943       123,131

Deficit accumulated during
development stage                                  (188,601)     (136,168)
                                               -------------   -----------
Total Stockholders' Equity (Deficit)               1,558,149       (8,418)
                                               -------------  ------------
Total Liabilities and Stockholders' Equity        $1,580,149     $  13,582
                                               =============  ============

    See accompanying "Accountant's Review Report" and notes to financial statements.

                       THE REGENCY GROUP LIMITED, INC.
                              INCOME STATEMENT
          FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND THE PERIOD
           FEBRUARY 1, 1999 (Date of Inception)  TO MARCH 31, 1999



                                                            Period February
                                                                1, 1999
                                           Quarter Ended    (Inception) to
                                           March 31, 2000   March 31, 2000
Revenue                                     $          -0-    $       2,666

Sales and marketing                                    149              149

General and administrative expenses                 26,665          164,943

Depreciation & amortization                            619            1,175

Loss on investment                                  25,000           25,000
                                           ---------------  ---------------
Net income or (loss)                             $(52,433)      $ (188,601)
                                           ===============  ===============



Weighted average number of                      47,806,500       47,806,500


Net income per share                           $       -0-      $       -0-
                                           ==============   ===============

    See accompanying "Accountant's Review Report" and notes to financial statements.

                       THE REGENCY GROUP LIMITED, INC.
                           STATEMENT OF CASH FLOW
          FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND THE PERIOD
           FEBRUARY 1, 1999 (Date of Inception) TO MARCH 31, 2000

                                                            For the period
                                          Quarter Ended    February 1, 1999
                                         March 31, 2000     (Inception) to
                                                            March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        (52,433)           (188,601)
Depreciation and amortization                        619               1,175
Loss on investments                               25,000              25,000
(Increase) in notes receivable                   (5,000)             (5,000)
Increase in other assets                             -0-             (8,900)
Increase in fixed assets                             -0-             (3,500)
Increase in note payable                             -0-              22,000
                                         ---------------   -----------------
Net cash used by operating activities           (31,814)           (157,826)
                                         ---------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Investments                                      800,000             800,000
                                         ---------------   -----------------
Net cash used by investing activities          (800,000)           (800,000)
                                         ---------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                          43,188              47,807

Additional paid in capital                     1,575,812           1,698,943
                                         ---------------   -----------------
Net cash provided by financing
activities                                     1,619,000           1,746,750

Beginning cash                                     1,738                 -0-
                                         ---------------   -----------------
Ending cash                                     $788,924            $788,924
                                          ==============   =================
NON-CASH TRANSACTIONS
     Interest expense                                  -0-            -0-
     Income taxes                                      -0-            -0-

See accompanying "Accountant's Review Report" and notes to financial statements.

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

Loss per share
Net loss  per  share  is provided in accordance with Statement  of  Financial
     Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000 and December 31, 1999, the Company had no dilutive common stock equivalents such as stock options or warrants.

Dividends
     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Website development
     Website development costs totaling $8,900 are capitalized and amortized over a period of 60 months from December 1, 1999 through November 30, 2004. Total amortization for the periods ended 3/31/00 and 12/31/99 is $444 and $148, respectively.

                       The Regency Group Limited, Inc.
                        (A Development Stage Company)

                                  Footnotes

Note 2 - Accounting policies and procedures (continued)

Equipment
     The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation. Computer equipment costs totaling $3,500 are capitalized and depreciated over a period of 60 months from June 1, 1999 through May 31, 2004. Total depreciation for the periods ended 3/31/00 and 12/31/99 is $408 and $175, respectively.

Year end
     The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended March 31, 2000 and December 31, 1999 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

Note 9 - Acquisitions

On February 19, 2000, the Company entered into an agreement with ClickIncomes.com of San Diego, California, whereby the Company will acquire a 25% ownership interest in ClickIncomes.com for a total purchase price of $500,000. As of March 31, 2000, the Company has paid a total of $375,000 to ClickIncomes.com per the terms of the agreement.

On   February   29,  2000,  the  Company  entered  into  an  agreement   with
WebAdNet.com, a New York corporation, to acquire 15% of the issued and outstanding stock of WebAdNet.com. The purchase price of the acquisition will total $1,000,000. The source of funds Regency will use to complete the transaction is the working capital of the Company. The agreement also calls for WebAdNet.com to expand its Board of Directors to 5 members, with The Regency Group designating 2 of those members.

Note 10 - Subsequent Event

In April 2000 the investment group led by Mr. Terry Neild completed the purchase of 39,000,000 shares of common stock from H. Steven Bonenberger and Merrill Moses, controlling stockholders of the Company. Pursuant to the agreement the investment group returned 24,500,000 of the 39,000,000 shares of common stock to the Company for cancellation, in return for 15,000 shares of convertible preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

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

     At the time of this filing, we have two products that we plan to offer to our customers once the development and testing of our web site is completed:

  * Market Find-R - A software package that integrates database development tools with automated Internet research capabilities. This package would allow users to identify Internet search engines most relevant to their interests, and to submit reference information to such engines automatically.

  *    Market Mine-R - An e-commerce / shopping cart technology package.

     In addition to our products, we will offer clients the following services: web site hosting and maintenance, database development and maintenance, and operation of web-based "store fronts" (selling of merchandise and collection of payments). Since our designated promotion and advertising tool is our future web site, we are delaying the offering of these services until our web site is fully functional.

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

     We intend on providing a new category of professional services called eBusiness systems innovation. eBusinesses are businesses that employ the reach and efficiency of the Internet to enable companies strengthen relationships with customers and business partners, create new revenue opportunities, reduce costs, improve operating efficiencies, shorten cycle times and improve communications. As an eBusiness systems innovator, we will provide integrated eBusiness strategy and technology implementation services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. These services will include strategy consulting, customer experience design, systems architecture, and application and technology infrastructure development. We intend to provide a framework for each stage of a client's Internet strategy from helping the client conceives its strategy to designing, engineering and extending its eBusiness. We believe that our approach will allow us to deliver reliable, robust, secure, scalable and extensible eBusiness systems solutions and innovation in rapid time.

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

Results of Operations for the three months ended March 31, 2000 and the period February 1, 1999 to March 31, 2000

     Total operating expenses from continuing operations were $26,665 for the three months ended March 31, 2000 compared to $164,193 for the period February 1, 1999 to March 31, 2000. Utilizing an average daily calculation of operating expenses of $293 for the period ending March 31, 2000, and an average daily calculation of operating expenses of $388 for the period February 1, 1999 to March 31, 200, this represented a 24% decrease in average daily operating expenses.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of March 31, 2000 and December 31, 1999

     As of March 31, 2000, the Company's assets were $1,580,149 and its liabilities were $22,000, resulting in an excess of assets of 1,558,149. Cash was $788,924 at March 31, 2000 as compared to cash of $1,738 on December 31, 1999, an increase of $787,186. This represented an increase in available cash.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.
Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     (a)(1) On February 19, 2000, the Company entered into an agreement with ClickIncomes.com of San Diego, California, whereby the Company will acquire a 25% ownership interest in ClickIncomes.com for a total purchase price of $500,000. As of March 21, 2000, the Company has paid a total of $200,000 to ClickIncomes.com per the terms of the agreement.

     (a)(2) On February 29, 2000, the Company entered into an agreement with WebAdNet.com, a New York corporation, to acquire fifteen percent (15%) of the issued and outstanding stock of WebAdNet.com. The purchase price of the acquisition will total $1,000,000. The first payment of $200,000 was payable upon the providing of due diligence information to Regency by WebAdNet.com. The second payment of $200,000 was due on or before March 24, 2000. The third payment of $300,000 is due on or before May 15, 2000. The final payment of $300,000 is due on or before August 15, 2000. The source of the funds Regency will use to complete the transaction is the working capital of the Company. The agreement also calls for WebAdNet.com to expand its Board of Directors to five (5) members, with Regency designating two (2) of those members.

Subsequent Event

     In April 2000 the investment group led by Mr. Terry Neild completed the purchase of 39,000,000 shares of common stock from H. Steven Bonenberger and Merrill Moses, controlling stockholders of the Company. Pursuant to the agreement the investment group returned 24,500,000 of the 39,000,000 shares of common stock to the Company for cancellation, in return for 15,000 shares of convertible preferred stock.

Item 6.       Exhibits and Reports of Form 8-K.

     Form 8-K Filed March 29, 2000
     Form 8-K Filed April 12, 2000

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE REGENCY GROUP LIMITED, INC.
(Registrant)



By:/s/ Roberto Filice
    Roberto Filice
     President

Date: May 11, 2000