Form 10KSB
period 2000-06-30
REGENCY GROUP LTD INC
filed 2000-09-28
CIK 1084805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Fiscal Year ended June 30, 2000

                          Commission File No. 000-26687

                           THE REGENCY GROUP, LIMITED
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                              88-0429812
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                             Identification Number

          8930 E. Raintree Drive
               Suite 100
           Scottsdale, Arizona                                     85260
(Address of Principal Executive Offices)                         (Zip Code)

                                  480-444-2014
            (The Registrant's telephone number, including area code)

           Securities Registered pursuant to section 12(b) of the act:

                                      None

           Securities Registered pursuant to section 12(g) of the act:

                    Common Stock, $0.001 par value per share

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III if this form 10-K (SB) or any amendment to this Form 10-KSB: [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price per share of the common stock on September 20, 2000 of $1.44, as reported on the OTCBB, was approximately $ 17,145,360. Shares of common stock held by each officer and director and by each person known to Regency Group, Limited who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 20, 2000, the registrant had 23,306,500 shares of common stock outstanding

                           THE REGENCY GROUP, LIMITED
                        2000 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----

Item 1.  Business..........................................................   3
Item 2.  Property..........................................................  10
Item 3.  Legal Proceedings.................................................  10
Item 4.  Submission of Matters to a Vote of Security Holders...............  10

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder's Matters........  11
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  11
Item 7.  Financial Statements..............................................  16
Item 8.  Changes in and Disagreements with Accountants and Financial
          Disclosure.......................................................  29

                                PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons.....  30
Item 10. Executive Compensation ...........................................  30
Item 11. Security Ownership of Certain Beneficial Owners and Management....  31

                                 PART IV

Item 12. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  33

Signatures ................................................................  34

                                     PART I

ITEM 1. BUSINESS

     WE MAKE MANY STATEMENTS IN THIS ANNUAL REPORT, SUCH AS STATEMENTS REGARDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, WHICH ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE WE DISCUSS IN "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS ANNUAL REPORT.

OVERVIEW

     The Regency Group, Limited (Regency) is a technology-based investment company focusing on the Internet-economy. The Company was incorporated in February of 1999. Based in Scottsdale, Arizona, the firm has interests in three companies that are developing key emerging technologies. Regency's main focus is developing Internet, broadband, and telephony technology companies with a view towards enhancing their value as potential take-over targets or through taking them public. Regency provides financial, management, and technical support as needed. Regency Group companies may be majority-owned, or the beneficiaries of strategic investment capital by the company. We believe we are positioned to act promptly on potential opportunities.

     With the acquisition of its wholly owned subsidiary e-River Marketing, Regency's day-to-day operations will be based on a set of core competencies that focus on the buying, selling and manufacturing of computer and consumer electronics. E-Rivers business divisions supply consumer electronics goods and information, sales services featuring exclusive and regional agreements with various technology-oriented manufacturers and in-house studio design services for custom business-to-business web applications. Through it's affiliates, Regency provides single source solutions for web sites, ad agencies and advertisers seeking the best in Internet advertising expenditure activity data as well as marketing products, services and business opportunities to home based business consumers.

STRATEGY

     Our strategy is to provide technology based business-to-business e-commerce solutions, web-marketing services, electronics manufacturing, sales and managerial expertise. We have made investments in technology companies and formed strategic relationships that we believe position us to be competitive. We apply our business philosophy and expertise to deliver a compelling menu of services to our clients. We continually review investment and development opportunities that are consistent with our core strategy. During the past year Regency entered into an agreement to acquire e-River Marketing, Inc. and made significant investments in AdZone Interactive and ClickIncomes.com.

                                e-RIVER MARKETING

     e-River Marketing provides a business model that significantly enhances Regency's operations by providing an exclusive launching pad for many new and forthcoming partnerships, alliances, and investments. The Company offers a set of well-rounded, technological, and diversified business-to-business commerce solutions. The five core computer profit centers consisting of (1) storage and duplication manufacturing, (2) distribution, (3) manufacturing sales agreements,
(4) intermediary services and (5) Internet applications and development.

     e-River's network of manufacturers, sales representatives, product intermediaries, buyers, and internet commerce developers have the combined experience of over 76 years in bringing value to the shelves of mass retail outlets, internet outlets, and distributors. We believe that the addition of e-River Marketing represents a unique opportunity to significantly enhance the operations of the Company in the following ways:

     *    By fully exploiting the computer and consumer electronic markets;
     * By remaining on the forefront of inter-connectivity with respect to product sourcing and pricing;
     * By manufacturing profitable/industry leading alternatives for the newest media duplication products;
     * By continuing to challenge in creative and profitable ways today's, and future, selling mediums;
     * By using market knowledge, inter-connectivity, and varying selling mediums to assist our clients in exceeding their sales and profitability goals;
     * By utilizing our industry experience in a positive and constructive manner and gaining industry-wide respect.

e-River consists of the following divisions: TSI, DealUpdate, The West Edge and e-River Studios.

     TSI:
     The TSI division of e-River Marketing focuses on the manufacturing of CSI storage subsystems and has fully evolved to today's technologies. The division's technologies center around Fire Wire, USB, and SCSI with stand-alone products like Compact Disc Duplicators, DVD, and portable Hard Drives. TSI currently manufactures 4x and 8x stand-alone disc duplicators in single, quad, and other multiple drive configurations; and, new licensing agreements and technologies are in place to bring newer rounds of related technology into the marketplace. Many of the Disc-Duplicators are geared for both for the Consumer Electronics and Computer industries. Channels of distribution include; "Online", "Brick-and-Mortar", Corporate, and Government clients. Products are centered around computer-oriented solutions and consumer electronics goods as well. Current customers include PC Zones, Egghead and HandTech, and we are currently in negotiations to add others.

     DEALUPDATE:
     The DEALUpdate division supplies computer and consumer electronics goods and informational services. Employees have over 75 years of experience. The recent launch of the supporting DEALUpdate web site is designed to bring its business partners time sensitive products and commodities and information in the most efficient manner possible. Its proprietary DEALUpdate "DealTicker" and "CommoditiesTracker" tools (TradeMarks pending), provide DEALUpdate's Trading Partners the latest information streaming to them much like a stock ticker. Information tracked includes memory, CPU's hard drives, monitors, and more. The site is designed to assist in finding product information for purchasing and selling products on-line while keeping them in-touch with up-to-the-minute pricing. DEALUpdate's core clientele are "Online" Retailers, Systems Integrators, Distributors, Small to Large Wholesalers, Corporate, and Government accounts. Current customers include; Egghead, PC Zones, HandTech, WorldNet, and more.

     THE WEST EDGE:
     The West Edge division is a group of sales agents with exclusive and regional agreements with various technology oriented Manufacturers. These contractual agreements provide access to today's newest technologies from leaders in the industry. The West Edge Group's sales activities provides a significant revenue stream to e-River Marketing. Current lines of representation include; Scanport/Microtek Scanners, Gem Monitors, ECS Computer Systems and Motherboards, Cyber Acoustics Speaker and Speech Recognition Accessories, DataRight Disc Media, Cadmus Micro PCMCIA products, and more. Current customers are Costco, Fred Meyer, Fry's Electronics, Future Shop Canada, Amazon.com, PC Zones, Egghead, HandTech, Worldnet, and other smaller accounts.

     e-RIVER STUDIOS:
     Our in-house design studio develops custom websites. e-River Studios focuses on simple, innovative designs that are fast and easy to use and serves manufacturing, corporate, and commerce oriented clientele. We provide premium quality website consulting, design, and implementation services for our clientele. Past clients include; Cyber Acoustics, Schmitt Industries, Oregon Realty, Cofan, SharDan International and more.

                               ADZONE INTERACTIVE

     AdZone Interactive is a single source solution provider for Web Site hosting providers, Ad Agencies and Advertisers who require current information about Internet advertising activity data. The Company's team of experts includes programmers, business executives and scientists who have created a suite of databases which can be searched extensively to create a wide array of timely information and reports. The Company's proprietary NetGet technology, monitors the top 2000+ International web sites 24 hours a day for content, frequency, brand, creative executions, advertiser and date. This information is updated hourly and available almost immediately with their Online Interactive AdZone Reporter.

     AdZone Interactive 's team of experts can also produce customized reports from existing data sources or even create a custom set of data by monitoring virtually any set of specified web sites. AdZone Interactive does not rely on small sampling or outdated information. It constantly monitors 2000+ International web sites and thousands of advertisers to give the most complete and up to date picture of this dynamically changing marketplace. AdZone's services are not limited to simply reporting Internet information, but extends to customizable formats plus graphs and charts. All data is exportable for use with spreadsheets and documents. Its unique technology produces the most accurate and in-depth look at Internet advertising available today.

     NetGet, the Company's proprietary Computerized Advertising Information Retrieval technology monitors top web sites on the Internet around the clock for content, frequency, brand, creative executions, advertiser and date. This information is updated hourly and available almost immediately with its Online Interactive AdZone Reporter. Its proprietary highly accurate data collection, collation and reduction methods were created with the needs of the demanding Internet community in mind. The Online AdZone Interactive Reporter is a new technology created by a highly skilled staff of Internet experts. The online reports include detailed information on the frequency, expenditures and impressions from the various advertisers and categories.

     AdZone Interactive's service includes a sophisticated database that provides crucial advertising activity data for the most frequented sites on the Internet. The websites monitored account for more than 95% of all Internet advertising revenue. The Company not only measures web publications and search engines, but also monitors online services sites such as AOL and MSN. The monitoring includes all banners, text ads, keywords, links, buttons and pop-ups. Our database has information on more than 70,000 websites and can provide detailed monthly reports from the top sites in the database. This information includes parent company, brand, expenditures and site information.

     Data is collected through the use of proprietary technology that monitors various Internet sites and the database is updated daily with current information. The proprietary NetGet technology, a computerized advertising information retrieval system, monitors top web sites on the internet for content, frequency, brand, creative executions, advertiser and date. This information is collected around the clock, updated hourly and available almost immediately with the Online AdZone Interactive Reporter. Each site's advertising profile is carefully monitored and updated to reflect the dynamic changes in advertising structure. The process monitors advertisers, frequency, brand, as well as timing information and information is tabulated and integrated with current rate and activity data to generate complete, accurate and up-to-date reports.

                                CLICKINCOMES.COM

     ClickIncomes.com is an internet based company specializing in marketing products, services and selected business opportunities to home business consumers and small businesses. Through direct and affiliate based marketing utilizing the Company's web portal, ClickIncomes.com, the Company targets the emerging market for business and income opportunity consumers. The recent growth in the ranks of home based businesses coupled with the explosive growth of the Internet, creates the opportunity for alternative part-time and full-time businesses. Furthermore, the growth and visibility of e-commerce businesses has fueled demand for Internet based opportunities for generating income.

     ClickIncomes.com targets the business-to-consumer market, estimated to include over 30 million households and millions of small businesses by focusing on income and business opportunity seekers on the Internet. Through its affiliate network and direct marketing, the Company provides consumers with the ability to easily locate business and income opportunities quickly through affiliate links and business opportunity listings. In addition, consumers can participate in the Company's business opportunity through the sale of customized "Clickincomes commerce" web sites to promote either their existing business or other business opportunities that they can select from ClickIncomes.com. Furthermore, they can participate in an innovative sales-lead marketing program, where they can purchase or sell qualified sales leads of individuals who are actively seeking to make money on the web. Consumers can make money at the ClickIncomes.com web site simply by choosing selected affiliate programs, such as an internet bank card promotion, or through referral of others to money-making affiliate programs, or by simply taking advantage of income available through affiliate and network based marketing of the Company's products. These services are the first phase of the company's plan to provide diversified income opportunities for ClickIncomes.com customers simply with the click of a mouse button at the Company's site.

EXPAND OUR PRODUCTS AND SERVICES INTO OTHER AREAS

     We intend to provide our customers with access to premier business-to-business and business-to-consumer e-commerce solutions, at any time, from any Internet enabled device. We have invested substantial resources to develop advanced technology and web sites that facilitate our business model. As new technologies and business opportunities arise, we intend to select the most promising ideas, incorporate them into our business model and make them available to our customer base.

EMPLOYEES

     As of June 30, 2000, Regency had 2 full-time employees excluding temporary personnel and consultants. The acquisition of e-river Marketing will add an additional ten full-time employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the Phoenix/Scottsdale area is intense. Our future success depends on our ability to attract, retain and motivate highly skilled employees.

RICK FACTORS

     THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOW TO US, OR THAT WE CURRENTLY DEEM IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THESE RISKS; AND, THE TRADING PRICE OF OUR COMMON STOCK COULD ALSO DECLINE DUE TO ANY OF THESE RISKS. WE MAY FAIL TO INTEGRATE OUR BUSINESS TECHNOLOGIES WITH THE TECHNOLOGIES OF E-RIVER AND OTHER COMPANIES WE HAVE RECENTLY ACQUIRED OR MAY ACQUIRE.

              WE HAVE INCURRED AND EXPECT TO INCUR OPERATING LOSSES

     Regency was incorporated and commenced operations in February of 1999 and has incurred losses in its initial years of operations. As of June 30, 2000 we had an accumulated deficit of approximately $394,000 which includes depreciation and amortization and the cost and amortization of acquisition related intangibles. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand lines of products and services to potential clients and customers. As a result of the acquisition of e-River Marketing and our investments in AdZone and ClickIncomes.com, it is possible that we will incur additional non-cash charges including those relating to the amortization of goodwill and other intangible assets in the future. Therefore we anticipate that we will incur additional losses in the future.

                       RISKS RELATED TO REGENCY'S BUSINESS

     We have completed a major acquisition and made several significant investments recently. We intend to pursue additional acquisitions in the future. If we fail to integrate these businesses, our quarterly and annual results may be adversely affected. Integrating acquired organizations, products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

     * The difficulty in integrating acquired technology and rights in our services;
     *    The  difficulty  of   assimilating   the  personnel  of  the  acquired
          companies;
     *    The  difficulty  of  coordinating   and  integrating   geographically-
          disbursed operations;
     *    Our ability to retain customers of an acquired company;
     * The potential disruption of our ongoing business and distraction of management;
     *    The maintenance of brand recognition of acquired businesses;
     *    The failure to successfully develop acquired in-process technology;
     *    Unanticipated expenses related to technology integration;
     * The maintenance of uniform standards, corporate cultures, controls, procedures and policies;
     * The impairment of relationships with employees and customers as a result of the integration of new management personnel.

     In addition, we may be unable to identify future acquisition targets and we may be unable to complete future acquisitions on reasonable terms.

               RECENTLY ACQUIRED BUSINESSES MAY NOT BE SUCCESSFUL

     We have recently acquired and made significant investments in companies in early stages of development and with unproven business models. Acquired features, functions, products or services may not achieve market acceptance. During the first quarter of 2000 we finalized our acquisition of e-River Marketing and have made significant investments in AdZone Interactive and ClickIncomes.com, and we expect to make additional acquisitions and investments in several other companies in the future. These companies have specific technologies and other capabilities that we may not be able to successfully integrate with our existing products or services or transition to existing e-commerce platforms. As a result we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technologies or other intangible assets.

  OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

     * The level of usage of the Internet in general and use of web sites in particular;
     *    General economic conditions;
     * Seasonal nature during the year of demand for our products and services;
     *    Timing of marketing expenditures to promote our products and services;
     *    The introduction of new products and services by our competitors;
     *    The addition of loss of clients and customers;
     *    Costs incurred with respect to acquisitions and investments.

     Due to all of the foregoing factors and other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance, particularly in light of the acquisitions and investments that we have completed. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

  WE MUST DEVELOP AND MAINTAIN THE AWARENESS OF OUR BRANDS TO ATTRACT CUSTOMERS

     Maintaining and strengthening our brands is critical to achieving widespread acceptance of our products and services by our clients and customers, particularly in light of the competitive nature of the market. Promoting and positioning our brand will depend largely on the success of our marketing efforts, and our ability to provide high quality services. We may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients and customers. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands our business could be harmed.

       OUR EQUITY INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS

     We have made equity investments in other companies. These investments are in the form of illiquid securities of private companies. These companies are in the early stages of their growth and may be expected to incur operating losses. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are our affiliates. We intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

             WE MAY BE LIABLE FOR OUR LINKS TO THIRD-PARTY WEB SITES

     We could be exposed to liability with respect to the third-party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even to the extent these types of claims do not result in liability.

               WE MAY FACE POTENTIAL LIABILITY FROM OUR ELECTRONIC
                   COMMERCE-RELATED ADVERTISING ARRANGEMENTS

     Some of our advertising relationships provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to the seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of the advertised products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us from all liability that may be imposed. Some of the liabilities that may result from these arrangements include:

     * Potential liabilities for illegal activities that may be conducted by the sellers;
     * Product liability or other tort claims relating to goods or services sold through third-party e-commerce sites;
     * Claims for consumer fraud and false or deceptive advertising or sales practices;
     *    Breach of contract claims relating to purchases;
     * Claims that items sold through these sites infringe third-party intellectual property rights.

     Even to the extent these types of claims do not result in material liability, investigating and defending these claims could harm our business.

 WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE

     Many parties are actively developing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. In addition to patent claims, third parties may assert claims against us alleging infringement of copyrights, trademark, rights, trade secret rights or other proprietary rights or alleging unfair competition.

     We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims, In the event that there is a determination that we have infringed on third-party proprietary rights we could incur substantial monetary liability and be prevented from using the rights in the future.

            OUR FUTURE DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND
                       MOTIVATE HIGHLY SKILLED EMPLOYEES

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the e-commerce industry is intense, particularly in Phoenix/Scottsdale where we are headquartered. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, certain key employees possess marketing, technical and other expertise, which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE INTERNET COULD
                     HINDER THE POPULARITY OF THE INTERNET

     NEW INTERNET AND PRIVACY LAWS. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristic and quality of products and services. For example:

     * The United States Federal government and various state governments have proposed limitations on the collections and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our ability to collect and use information regarding Internet users in Europe;
     * A portion of the Telecommunications Act, which has since been ruled unconstitutional, sought to prohibit transmitting certain types of information and content over the Internet.

Moreover, it may take several years to determine the extent to which existing laws relating to issues such as property ownership, libel, and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could harm our business.

     TAX LAWS: The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulation on online commerce.

     OTHER JURISDICTIONS: Because our services are available in multiple states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states. If we file to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

          OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN INTERNET USE

     We operate in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including the adequacy of the Internet's infrastructure to meet increased usage demand, privacy and security concerns and the availability of cost-effective services. Any of these issues could cause the Internet's performance or level of usage to decline.

     PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS COSTLY AND DIFFICULT

     We regard our intellectual property, including our patents, copyrights, trademark, trade secrets, and similar intellectual property as critical to our success. We rely upon patents, trademark and copyright law, trade secret protection and confidentiality and license agreements to protect our proprietary rights. We cannot guarantee that the steps that we have taken to protect our proprietary rights will be adequate.

       FUTURE ACQUISITIONS DEPEND ON THE CONTINUED GROWTH IN INTERNET USE

     We have typically paid for our acquisitions by issuing shares of our capital stock. In the future, we may effect other large or small acquisitions by using stock, and this will dilute our stockholders. We may also use cash to buy companies or technologies in the future and we may need to incur additional debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we will likely be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which will have a material effect on our results of operations.

                            WE MUST MANAGE OUR GROWTH

     Our growth, recent acquisition and investments have placed a significant strain on our managerial, operational, and financial resources. In addition, we plan to continue to hire additional personnel. To manage our growth we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage our growth effectively could harm our business.

ITEM 2. PROPERTY

     We are moving to facilities consisting of approximately 6,000 square feet in Scottsdale, Arizona, which we will occupy under a 5-year lease. Our headquarters facilities are located in buildings constructed during 1999. We believe that our existing facilities will be adequate to accommodate our growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Regency Group, Limited was not involved in any legal proceedings during the period covered by this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     The following matters were submitted to a vote of security holders and approved in the quarter ending June 30, 2000:

     *    To change the name of the Company to Regency Group, Limited;
     *    To increase the number of authorized common shares to 50 million
     *    To approve a 10 for 1 stock split on common stock
     * To transact any other business that may properly come before the meeting or any adjournment of the meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY

     Regency Group, Limited's common stock trades on the OTC bulletin board under the symbol "RGNC." The following table sets forth, on a per share basis, the high and low sales prices of the Company's common stock for the periods indicated as reported by the NASDAQ National Market. The prices in the table have been adjusted to reflect a 10 for 1 stock split approved on February 28, 2000.

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL YEAR ENDED DECEMBER 31, 1999 *
   Quarter ended March 31, 1999................................   N/A       N/A
   Quarter ended June 30, 1999.................................   N/A       N/A
   Quarter ended September 30, 1999............................   N/A       N/A
   Quarter ended December 31, 1999.............................   N/A       N/A

SIX MONTHS ENDED JUNE 30, 2000 **                                 N/A       N/A
   Quarter ended March 31, 2000................................   N/A       N/A
   Quarter ended June 30, 2000.................................  2.56      1.75

----------
* Regency Group, Limited commenced operations in February of 1999 ** New fiscal year-end

     As of June 30, 2000 there were 143 stockholders of record. We have never declared or paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

                               RECENT STOCK SPLIT

     On February 28, 2000 the board of Directors declared a 10 for 1 stock-split for shareholders of record on February 28, 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 8 OF THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE PREVIOUSLY DESCRIBED UNDER THE CAPTION "RISK FACTORS" IN " ITEM 1. BUSINESS" ABOVE. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS ANNUAL REPORT.

OVERVIEW

     Regency Group, Limited, is a managed technology investment company based in Scottsdale, Arizona. The firm has interests in a diverse portfolio of companies having industry leadership or which are developing emerging technology. Regency's core focus is to develop Internet, broadband, and telephony technology companies, with a view towards enhancing their value as potential take-over targets or through taking them public. Regency Group provides financial, management, and technical support as needed. Regency Group companies may be majority-owned, or beneficiaries of strategic investment capital by the company. The company is positioned to act immediately on opportunities and maximize its investments.

     With the acquisition of its wholly owned subsidiary e-River Marketing, Regency's day-to-day operations will be focused on the buying, selling and manufacturing of computer and consumer electronics. E-River's TSI division has been one of the best known developers of peripherals for personal computers. The other divisions of the Company supply consumer electronics goods and information, sales services featuring exclusive and regional agreements with various technology-oriented manufacturers and in-house studio design services for custom business-to-business web applications. Through it's affiliates, Regency provides single source solutions for web sights, ad agencies and advertisers seeking the best in Internet advertising expenditure activity data as well as marketing products, services and business opportunities to home based business consumers.

     MARKETING SERVICES

     e-River Marketing provides a business model that significantly enhances the operations of Regency Group Limited by providing a launching pad for many new and forthcoming partnerships, alliances, and investments. The Company offers a set of technology focused, and diversified B2B commerce operations with five core computer and consumer electronics profit centers consisting of; storage and duplication manufacturing, distribution, manufacturing sales agreements, intermediary services, and Internet applications and development. e-River's network of manufacturers, sales representatives, product intermediaries, buyers, and internet commerce developers have the combined experience of over 76 years in providing additional value to the shelves of mass retail outlets, internet outlets, and distributors.

     COMPUTER PERIPHERALS

     The TSI division of e-River Marketing focuses on the manufacturing of CSI storage subsystems and has fully evolved to today's technologies. The division's technologies center around Fire Wire, USB, and SCSI with stand-alone products like Compact Disc Duplicators, DVD, and portable Hard Drives. TSI currently manufactures 4x and 8x stand-alone disc duplicators in single, quad, and other multiple drive configurations; and, new licensing agreements and technologies are in place to bring newer rounds of related technology into the marketplace. Many of the Disc-Duplicators are geared for both for the Consumer Electronics and Computer industries. Channels of distribution include; "Online", "Brick-and-Mortar", Corporate, and Government clients. Products are centered around computer-oriented solutions and consumer electronics goods as well.

     COMPUTER AND CONSUMER ELECTRONIC GOODS AND INFORMATION SERVICES

     e-River's DEALUpdate division supplies computer and consumer electronics goods and informational services with a combined team experience level of over 75 years. The recent launch of the supporting DEALUpdate web site is designed to bring its business partners time sensitive products/commodities and information in the most efficient manner possible. Its proprietary DEALUpdate "DealTicker" and "CommoditiesTracker" tools (TradeMarks pending), provide DEALUpdate's Trading Partners the latest information streaming to them much like a stock ticker. Information tracked includes memory, CPU's, hard drives, monitors, and more. The site is designed to assist its current partners in finding product information not only for selling products, but for purchasing on-line as well while keeping them in touch with up-to-the-minute pricing.

     SALES:

     The West Edge division of e-River is a group of sales agents with exclusive and regional agreements with various technology oriented Manufacturers. These contractual agreements provide access to today's newest technologies from some of the industries newest technology leaders. The West Edge Group's sales activities provide a significant revenue stream to e-River Marketing. Current lines of representation include; Scanport/Microtek Scanners, Gem Monitors, ECS Computer Systems and Motherboards, Cyber Acoustics Speaker and Speech Recognition Accessories, DataRight Disc Media, Cadmus Micro PCMCIA products, and more.

     WEB DESIGN:

     e-River's in-house design studio develops custom websites. e-River Studios focuses on simplistic, mold-breaking designs that are fast and easy to use and serves manufacturing, corporate, and commerce-oriented clientele.

AFFILIATE SERVICES:

     ADZONE INTERACTIVE

     AdZone Interactive is a single source solution for Web Sites, Ad Agencies and Advertisers seeking Internet advertising activity data. The Company's team of experts includes programmers, business executives and scientists who have created a suite of databases which can be searched extensively to create a wide array of informative and timely reports. The Company's proprietary NetGet technology monitors the top 2000+ International web sites 24 hours a day for content, frequency, brand, creative executions, advertiser and date. This information is updated hourly and available almost immediately with its Online Interactive AdZone Reporter.

      AdZone Interactive's service also includes a sophisticated database that provides crucial advertising activity data for the most frequented sites on the Internet. It tracks over 2000 Internet sites. This pool of sites accounts for more than 95% of all Internet advertising revenue. The Company not only measures web publications and search engines, but also monitors online services sites such as AOL and MSN. The monitoring includes all banners, text ads, keywords, links, buttons and pop-ups. Our database has information on more than 70,000 websites and can provide detailed monthly reports from the top sites in the database. This information includes parent company, brand, expenditures and site information.

     CLICKINCOMES.COM

     ClickIncomes.com targets the business-to-consumer market, estimated to include over 30 million households and millions of small businesses by targeting income and business opportunity seekers on the Internet through affiliate network and direct marketing. The Company's web site provides consumers with the ability to easily locate business and income opportunities quickly through affiliate links and business opportunity listings. In addition, consumers can participate in the Company's business opportunity with the sales of customized "Clickincomes commerce" web sites to promote either their existing business or a business opportunity they can select from ClickIncomes.com. Furthermore, they can participate in innovative sales lead marketing program where they can purchase or sell qualified sales leads of individuals who are actively seeking to make money on the web. Consumers can make money at the ClickIncomes.com web site simply by choosing selected affiliate programs, such as an internet bank card promotion, or through referral of others to money-making affiliate programs, or by simply taking advantage of income available through affiliate and network based marketing of the Company's products. These services are the first phase of the company's plan to provide diversified income opportunities for ClickIncomes.com customers simply with the click of a mouse button at the Company's site.

RECENT EVENTS:

     EQUITY INVESTMENT IN CLICKINCOMES.COM

     On February 19, 2000, we entered into an agreement with ClickIncomes.com to provide them with investment capital for the purpose of enhancing existing product-lines and to develop ones. The products to be enhanced and developed will focus on business-to-business and business-to-consumer e-commerce solutions. In accordance with the agreement, we contributed $500,000 in exchange for 25% of ClickIncome.com's common stock. We accounted for this transaction as an investment under the equity method.

     ACQUISITION OF e-RIVER MARKETING, INC.

     In July 2000, Regency entered into an agreement to acquire privately held e-River Marketing, Inc., a computer and consumer electronics business-to-business solutions provider. Regency is expected to bring additional market exposure as well as financial resources that will allow e-River Marketing to expand into new channels of distribution, while maximizing its current business operations. The acquisition of e-River and its five primary operating divisions offer a proven and diversified revenue stream which Regency plans to utilize to enhance its existing investments in emerging and promising technologies. The acquisition is expected to position the combined companies for continued growth and position us to become a major player in our existing and expanding markets. The e-River management team came from such notable companies as: Insight (NASDAQ:NSIT), Avnet (NYSE:AVT), Egghead (NASDAQ-NM:EGGS), Fred Meyer (A subsidiary of Kroger Co. - NYSE:KR) and Merisel (NASDAQ-NM:MSEL).

     e-River Marketing will become a wholly owned subsidiary of the Regency Group and will continue to provide the same service and product solutions to its accounts after the close of the transaction. Current customers include: Costco (NASDAQ-NM:COST), Fred Meyer (A subsidiary of Kroger Co. - NYSE:KR), Multiple Zones (NASDAQ-NM:MZON), Fry's Electronics, Egghead (NASDAQ-NM:EGGS), Amazon.com (NASDAQ-NM:AMZN), and others. The acquisition of e-River Marketing, Inc. is an all-stock acquisition consisting of 5,000,000 shares of restricted common stock and 2,500 shares of convertible preferred stock. The convertible preferred stock is convertible at the rate of 1,000 shares of common for every share of the convertible preferred stock held.

     EQUITY INVESTMENT IN ADZONE INTERACTIVE

     On February 29, 2000, we entered into an agreement with AdZone Interactive to provide them with investment capital for the purpose of enhancing existing product-lines and to develop ones. The products to be enhanced and developed will focus on providing the Internet advertising data-metrics to e-commerce users. In accordance with the agreement, we contributed $775,000 in exchange for 11.6% of AdZone Interactive's common stock.

     PURCHASE OF REGENCY STOCK BY INVESTMENT GROUP

     On March 3, 2000, an investment group led by Terry Neild entered into an agreement to purchase 100% of the Regency common stock held by Merrill Moses and
18.6 million shares of Steven Bonenberger's Regency stock for $150,000. The number of shares purchased by the investment group amounted to 39 million shares.

     ISSUANCE OF PREFERRED STOCK BY REGENCY

     On March 29, 2000, Regency agreed to accept and cancel 24.5 million shares of the shares that Terry Neild's investment group acquired on March 3rd in exchange for 15,500 shares of convertible preferred stock.

RESULTS OF OPERATIONS:

     REVENUES

     Regency has not generated any direct revenues. Revenue growth, if any, is based on Regency's business plan, which is to grow based on strategic acquisitions and investments in entities that currently have products and services offered in the marketplace.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total General and Administrative expenses increased $57,925 or 74% over the prior year. The increase is attributable to the increase in the number of employees and the acquisition of AdZone Interactive. General and Administrative Expenses are primarily related to maintaining Regency's corporate headquarters while the Company is still in its infancy. Total General and Administrative expenses for the period ending June 30, 2000 were $136,489. Of that total, approximately $50,000 or 37% related to employee salaries, $17,000 or 12% were for attorney's fees, $19,000 or 14% related to general office expense and $50,000 or 37% were ancillary expenses related to the acquisition of AdZone Interactive.

     OTHER EXPENSES

     Regency did not report "other expenses" in the prior year. Other Income (Expense) totaled $121,999 with $32,299 comprising "other income" and $154,298 comprising "other Expense". $27,499 or 85% of total "other income" was earned in conjunction with a $22,000 note payable that was cancelled in the current period and the return of a security deposit totaling $5,499. The balance was generated from interest income. Total "other expense" is comprised of a $25,000 realized loss (16% of total) relating to a potential investment that Regency determined not to pursue, a $124,498 unrealized loss (81% of total), which pertains to Regency's equity portion of ClickIncome's net loss for the period and interest expense (3% of total).

     OPERATING ACTIVITIES

     Net cash used by operating activities increased $168,771 or 215% over the prior year while the net loss increased from $78,564 to $258,488, an increase of $179,934 or 229%. Charges to operations that do not require the use of cash include $125,737. This increase in non-cash charges during the year includes Regency's equity portion of Click Income's loss for the period and depreciation and amortization. Net cash used by operating activities after non-cash charges for the year ending June 30, 2000 also reflects the impact of related party receivables and other current assets, which increased over the prior year.

     FINANCING ACTIVITIES

     Net cash used by investing activities increased $1,597,218 over the prior year. The majority of this amount is comprised of a $300,000 loan to a related party and $1,300,000 for cash investments in ClickIncomes.com and AdZone Interactive.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of equity. At June 30, 2000, our principal source of liquidity was approximately $123,000 in cash and cash equivalents compared with approximately $46,000 in cash and cash equivalents at June 30, 1999. We intend to issue a private placement in the second quarter of the next fiscal year, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised in conjunction with the private offering, together with current available, cash is anticipated to sustain the Regency's operating and investment activities for the next 12 to 18 months.

ITEM 7. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Regency Group Limited, Inc.

We have audited the accompanying balance sheet of Regency Group Limited, Inc. as of June 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Regency Group Limited, Inc., and the results of their operations, changes in stockholders' equity, and their cash flows for the six month period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants                      /s/ Semple & Cooper, LLP

Phoenix, Arizona
September 1, 2000

                                G. BRAD BECKSTEAD
                           Certified Public Accountants

                               330 E. Warm Springs
                               Las Vegas, NV 89119
                                  702.528.1984

                          INDEPENDENT AUDITOR'S REPORT

April 12, 2000

Board of Directors
The Regency Group Limited, Inc.
7373 E. Double Tree Ranch Road, Suite 200
Scottsdale, AZ 85258

I have audited the Balance Sheet of the Regency Group Limited, Inc. (the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period February 1,1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


CERTIFIED PUBLIC ACCOUNTANTS                      /s/ G. Brad Beckstead, CPA

                           REGENCY GROUP LIMITED, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1)                               $   122,685
  Other current assets                                                   43,921
                                                                    -----------

       TOTAL CURRENT ASSETS                                             166,606
                                                                    -----------

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                              11,323

OTHER ASSETS:
   Note receivable-related party (Note 3)                                78,463
   Note receivable (Note 5)                                             300,000
   Investment-at cost (Note 1)                                          775,000
   Investment-at equity (Note 1 and 7)                                  375,502
                                                                    -----------

                                                                      1,528,965
                                                                    -----------

       TOTAL ASSETS                                                 $ 1,706,894
                                                                    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable-related parties (Note 3)                            $   350,000
  Interest payable                                                        4,800
                                                                    -----------

       TOTAL CURRENT LIABILITIES                                        354,800
                                                                    -----------

STOCKHOLDERS' EQUITY: (NOTE 6)
  Convertible preferred stock, $.001 par value, 5,000,000 shares
    authorized, 15,500 shares issued and outstanding                         15
  Common stock, $.001 par value, 100,000,000 shares authorized,
    23,306,500 shares issued and outstanding                             23,307
  Additional paid-in capital                                          1,723,428
  Accumulated deficit                                                  (394,656)
                                                                    -----------

       TOTAL STOCKHOLDERS' EQUITY                                     1,352,094
                                                                    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,706,894
                                                                    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         THE REGENCY GROUP LIMITED, INC.
                            STATEMENTS OF OPERATIONS

                                               SIX MONTH          FROM INCEPTION,        FROM INCEPTION,
                                              TRANSITION          FEBRUARY 1, 1999       FEBRUARY 1, 1999
                                              PERIOD ENDED            THROUGH               THROUGH
                                             JUNE 30, 2000         JUNE 30, 1999       DECEMBER 31, 1999 *
                                             -------------         -------------       -------------------
                                                                    (UNAUDITED)
Revenues                                     $         --           $        --           $        --

COST OF REVENUES                                       --                    --                    --
                                             ------------           -----------           -----------

GROSS PROFIT                                           --                    --                    --

GENERAL AND ADMINISTRATIVE EXPENSES               136,489                78,564               138,834
                                             ------------           -----------           -----------

NET LOSS FROM OPERATIONS                         (136,489)              (78,564)             (138,834)
                                             ------------           -----------           -----------

OTHER INCOME (EXPENSE):
 Loss on investment                               (25,000)                   --                    --
 Other income                                      27,499                    --                 2,666
 Interest income                                    4,800                    --                    --
 Interest expense                                  (4,800)                   --                    --
 Equity in loss of minority interest
  investment (Note 1 and 7)                      (124,498)                   --                    --
                                             ------------           -----------           -----------

TOTAL OTHER INCOME (EXPENSE)                     (121,999)                   --                 2,666
                                             ------------           -----------           -----------

NET LOSS                                     $   (258,488)          $   (78,564)          $  (136,168)
                                             ============           ===========           ===========

BASIC LOSS PER COMMON SHARE                  $      (0.01)          $     (0.02)          $     (0.03)
                                             ============           ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            34,827,060             4,618,750             4,618,750
                                             ============           ===========           ===========

----------
* As restated, for comparative purposes only.

     The Accompanying Notes are an Integral Part of the Financial Statement

                           REGENCY GROUP LIMITED, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE SIX MONTH TRANSITION PERIOD ENDED JUNE 30, 2000, AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION,
                   FEBRUARY 1, 1999, THROUGH DECEMBER 31, 1999

                                          CONVERTIBLE
                                        PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                        ----------------    ------------------    PAID-IN    ACCUMULATED
                                        SHARES    AMOUNT    SHARES      AMOUNT    CAPITAL      DEFICIT       TOTAL
                                        ------    ------    ------      ------    -------      -------       -----
Balance at inception, February 1, 1999      --    $ --            --   $    --  $        --   $      --   $        --

 Sale of common stock                       --      --     4,000,000     4,000           --          --         4,000

 Sale of common stock and conversion of
  debt to common stock                      --      --       618,750       619      123,131          --       123,750

 Net loss, year ended December 31, 1999     --      --            --        --           --    (136,168)     (136,168)
                                        ------    ----   -----------   -------  -----------   ---------   -----------

Balance at December 31, 1999                --      --     4,618,750     4,619      123,131    (136,168)       (8,418)

 Stock Split                                --      --    41,568,750    41,569      (41,569)         --            --

 Private placement of common stock          --      --     1,619,000     1,619    1,617,381          --     1,619,000

 Conversion of common stock to
  preferred stock                       15,500      15   (24,500,000)  (24,500)      24,485          --            --

 Net loss, transition period ended
  June 30, 2000                             --      --            --        --           --    (258,488)     (258,488)
                                        ------    ----   -----------   -------  -----------   ---------   -----------

Balance at June 30, 2000                15,500    $ 15    23,306,500   $23,307  $ 1,723,428   $(394,656)  $ 1,352,094
                                        ======    ====   ===========   =======  ===========   =========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                           REGENCY GROUP LIMITED, INC.
                            STATEMENTS OF CASH FLOWS

                                                        SIX MONTH         FROM INCEPTION         FROM INCEPTION,
                                                        TRANSITION       FEBRUARY 1, 1999,      FEBRUARY 1, 1999,
                                                       PERIOD ENDED           THROUGH               THROUGH
                                                      JUNE 30, 2000        JUNE 30, 1999       DECEMBER 31, 1999 *
                                                      -------------        -------------       -------------------
                                                                            (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $  (258,488)          $ (78,564)             $(136,168)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization                             1,239                  --                    408
   Loss on investment                                       25,000                  --                     --
   Loss on minority interest investment                    124,498                  --                     --
   Debt restructuring                                      (22,000)                 --                     --
  Changes in assets and liabilities:
   Due from related party                                  (78,463)                 --                     --
   Other current assets                                    (39,121)                 --                     --
   Interest receivable                                      (4,800)                 --                     --
   Interest payable                                          4,800                  --                     --
                                                       -----------           ---------              ---------
       NET CASH USED BY OPERATING ACTIVITIES              (247,335)            (78,564)              (135,760)
                                                       -----------           ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (718)             (3,500)               (12,252)
   Disbursements for note receivable                      (300,000)                 --                     --
   Purchase of equity method investment                   (500,000)                 --                     --
   Purchase of investments                                (800,000)                 --                     --
                                                       -----------           ---------              ---------
       NET CASH USED BY INVESTING ACTIVITIES            (1,600,718)             (3,500)               (12,252)
                                                       -----------           ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt-related parties                      350,000                  --                 22,000
   Proceeds from issuance of stock                       1,619,000             127,750                127,750
                                                       -----------           ---------              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES         1,969,000             127,750                149,750
                                                       -----------           ---------              ---------

Net change in cash and cash equivalents                    120,947              45,686                  1,738
                                                       -----------           ---------              ---------
Cash and cash equivalents at beginning of period             1,738                  --                     --
                                                       -----------           ---------              ---------

Cash and cash equivalents at end of period             $   122,685           $  45,686              $   1,738
                                                       ===========           =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash investing and financing activities:
    Loss on investment                                 $   (25,000)          $      --              $      --
                                                       ===========           =========              =========
    Loss on minority interest investment               $  (124,498)          $      --              $      --
                                                       ===========           =========              =========
    Debt restructuring                                 $    22,000           $      --              $      --
                                                       ===========           =========              =========

----------
* As restated, for comparative purposes only.

     The Accompanying Notes are an Integral Part of the Financial Statements

                           REGENCY GROUP LIMITED, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF OPERATIONS:

Regency Group Limited, Inc. (the "Company"), is a Nevada corporation formed on February 1, 1999. The principal business purpose of the Company is to provide managerial assistance and resources to selected eligible portfolio companies throughout the United States through performance oriented financing and high-level administrative support .

FISCAL YEAR CHANGE:

On July 10, 2000, the Company elected to change its fiscal year ended December 31, to a fiscal year ended June 30. The six-month transition period ended June 30, 2000, bridges the gap between the company's old and new fiscal year ends.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

SOFTWARE DEVELOPMENT COSTS:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. Capitalization of software development costs begins when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Upgrades and enhancements that result in additional functionality are capitalized as incurred. The Company periodically reviews the carrying value of software development costs. Impairments, if any, will be recognized when the asset is not expected to provide future service potential to the Company equal to the net carrying value. Amortization of capitalized software development costs begins when all substantial testing is complete, and the computer software is ready for its intended use. Software development costs are amortized using the straight-line method with a useful life of five years, which represents the estimated economic life of the computer software.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average life of the assets are five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows.

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES: (Continued)

INCOME TAXES:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INVESTMENTS:

Investments in unconsolidated subsidiaries, jointly owned companies, and other investees in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses, this is known as the equity method. Investment in companies in which the Company has less than a 20% interest are carried at lower of cost or market. Market is determined by management's best estimate. Dividends, if any, received from those companies will be included in other income. Dividends are currently not expected to be realized under the cost or equity method. For the six-month period ended, June 30, 2000, the Company purchased a 25% interest in ClickIncomes.com for $500,000, which is carried on the equity method. At June 30, 2000, the investment in ClickIncome.com, Inc. exceeds the company's share of the underlying net assets by $355,401. This excess will be amortized on the straight-line method over five years. In addition, the Company acquired an 11.6% interest in ADZone Interactive, Inc for $775,000, which is currently carried at cost.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

NOTE 2. PROPERTY AND EQUIPMENT:

At June 30, 2000, property and equipment consists of:

               Software                                $  8,752
               Computers and  equipment                   3,500
               Furniture and fixtures                       718
                                                       --------
                                                         12,970
               Less: accumulated depreciation            (1,647)
                                                       --------

                                                       $ 11,323
                                                       ========

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2. PROPERTY AND EQUIPMENT: (Continued)

Depreciation expense was $1,239 for the six month transition period ended June 30, 2000, was $0 for the period from the date of inception, February 1, 1999, through June 30, 1999, (Unaudited), and was $408 for the period from the date of inception, February 1, 1999, through December 31, 1999.

NOTE 3. RELATED PARTY TRANSACTIONS:

NOTE RECEIVABLE:

As of June 30, 2000, the Company has a note receivable from a related party in the amount of $78,463, with interest at 6.46% per annum. Interest is receivable annually with principal due in April, 2003.

NOTES PAYABLE:

As of June 30, 2000, the Company has two notes payable to related parties in the amount of $300,000 and $50,000, with interest at 18% per annum, principal and interest is payable on demand.

NOTE 4. INCOME TAXES:

As of June 30, 2000, long-term deferred tax assets (liabilities) consist of the following:

              Net operating loss carryforwards          $ 82,570
              Depreciation                                   (70)
                                                        --------
                                                          82,500
              Less: valuation allowance                  (82,500)
                                                        --------

                                                        $     --
                                                        ========

The Company has established a valuation allowance equal to the full amount of the net deferred tax asset primarily because of uncertainty in the utilization of net operating loss carryforwards.

At June 30, 2000, the Company has federal and state net operating loss carryforwards in the approximate amount of $394,000 available to offset future taxable income through 2020 and 2005, respectively.

NOTE 5. NOTE RECEIVABLE:

As of June 30, 2000, the Company has an 8% convertible subordinated note receivable in the amount of $300,000. Interest is payable semiannually with principal due in April 2003.

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 6. STOCKHOLDERS' EQUITY:

STOCK SPLIT:

During February, 2000, the Stockholders' authorized a 10 for 1 stock split of the $.001 par value common stock.

PRIVATE PLACEMENT:

In February, 2000, the Stockholders' authorized a private offering of 2,000,000 shares of $.001 par value common stock at $1 per share. As of June 30, 2000, 1,619,000 shares had been sold. Proceeds from the offering were used primarily for investments.

CONVERSION OF STOCK:

In April, 2000, an investment group converted 24,500,000 shares of $.001 par value common stock into 15,500 shares of $.001 par value convertible voting preferred stock. The voting preferred stock is convertible in 2002 for 1,000 common shares per each preferred share.

SALE OF COMMON STOCK:

At Inception, the Company issued 4,000,000 shares of its $.001 par value common stock at par.

SALE OF COMMON STOCK AND CONVERSION OF DEBT TO COMMON STOCK:

In April, 1999, the Company issued 618,750 shares of its $.001 par value common stock to shareholders in exchange for cash of $96,250 and to repay debt of $27,500.

NOTE 7. INVESTMENT:

Following is a summary of the financial position and results of operations of ClickIncomes.Com for the period from the date of inception February 18, 2000, through June 30, 2000.

                                CLICKINCOMES.COM
                                  BALANCE SHEET
                                  June 30, 2000

                                     ASSETS
        Current assets                                         121,406
        Property and equipment                                  28,514
        Other assets                                           180,064
                                                              --------
          Total Assets                                         329,984
                                                              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities                                    249,582
        Stockholders' equity                                    80,402
                                                              --------
          Total Liabilities and Stockholders' Equity           329,984
                                                              ========

                             STATEMENT OF OPERATIONS
        Net Sales                                               20,486
                                                              ========
        Gross profit                                             1,068
                                                              ========
        Net loss                                              (497,991)
                                                              ========

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7. INVESTMENT: (Continued)

The Company holds a 25% interest in ClickIncomes.com and uses the equity method of accounting to account for the investment. For the period from the date of inception, February 18, 2000, through June 30, 2000, the Company's 25% share of ClickIncomes.com loss charged to operations was $124,498.

NOTE 8. GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment in activities for the six-month period ending June 30, 2000, which have resulted in a deficiency of working capital of approximately $188,000 and an accumulated deficit of approximately $395,000 as of June 30, 2000.

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. The Company's continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9. SUBSEQUENT EVENTS:

On July 10, 2000, the Company acquired all of the assets of e-River Marketing, Inc. (formerly DealUpdate.com). The Company exchanged 5,000,000 shares of their common restricted stock, and 2,500 shares of convertible preferred stock for all of the shares of e-River Marketing, Inc. stock. The equities were valued at approximately $1,500,000 as of the date of the transaction.

The following unaudited pro forma condensed consolidated financial statements give effect to the acquisition in July, 2000 of e-River Marketing, Inc. by the Company. They are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

The pro forma financial information is based on the purchase method of accounting for the acquisition of e-River Marketing, Inc. by the Company. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated financial statements.

The following represents unaudited pro forma condensed consolidated balance sheet and statement of operations for the year ended June 30, 2000. The pro forma balance sheet assumes the acquisition of e-River Marketing, Inc. occurred as of June 30, 2000, while the pro forma statement of operations assumes the acquisition was effective as of the first day of the year.

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9. SUBSEQUENT EVENTS: (Continued)

            PRO FORMA UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                                                                                     PRO FORMA
                                               REGENCY GROUP        e-RIVER         PRO FORMA       CONSOLIDATED
                                               LIMITED, INC.    MARKETING, INC.    ADJUSTMENTS        AMOUNTS
                                               -------------    ---------------    -----------        -------
                                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $   122,685         $ 39,614                        $  162,299
 Accounts receivable-trade, net                          --          461,400                           461,400
 Inventory                                               --           93,917                            93,917
 Other current assets                                43,921            6,584                            50,505
                                                -----------         --------                        ----------
      TOTAL CURRENT ASSETS                          166,606          601,515                           768,121
                                                -----------         --------                        ----------
PROPERTY AND EQUIPMENT, NET                          11,323           22,588                            33,911
                                                -----------         --------                        ----------

OTHER ASSETS:
 Note receivable                                    300,000               --                           300,000
 Note receivable-related party                       78,463               --                            78,463
 Investments                                      1,150,502               -- (1)     1,229,460       2,379,962
                                                -----------         --------                        ----------
                                                  1,528,965               --                         2,758,425
                                                -----------         --------                        ----------

      TOTAL ASSETS                              $ 1,706,894         $624,103                        $3,560,457
                                                ===========         ========                        ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Loans payable-related parties                  $   350,000         $340,000                        $  690,000
 Accounts payable                                     4,800           13,563                            18,363
                                                -----------         --------                        ----------
      TOTAL CURRENT LIABILITIES                     354,800          353,563                           708,363
                                                -----------         --------                        ----------

STOCKHOLDERS' EQUITY:
 Stocks                                           1,746,750          746,216 (1)     1,500,000
                                                                             (1)      (746,216)      3,246,750
 Accumulated deficit                               (394,656)        (475,676)(1)       475,676        (394,656)
                                                -----------         --------                        ----------
TOTAL STOCKHOLDERS' EQUITY                        1,352,094          270,540                         2,852,094
                                                -----------         --------                        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,706,894         $624,103                        $3,560,457
                                                ===========         ========                        ==========

------------
(1) To record the acquisition of e-River Marketing, Inc. by Regency Group Limited, Inc. for common and preferred stock valued at approximately $1,500,000.

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9. SUBSEQUENT EVENTS: (Continued)

                   PRO FORMA UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                        FOR THE YEAR-ENDED JUNE 30, 2000

                                                                                                       PRO FORMA
                                                   REGENCY GROUP        e-RIVER          PRO FORMA    CONSOLIDATED
                                                   LIMITED, INC.    MARKETING, INC.(1)  ADJUSTMENTS     AMOUNTS
                                                   -------------    ---------------     -----------     -------
REVENUES                                            $        --        $  885,304                    $   885,304

COST OF REVENUES                                             --           793,084                        793,084
                                                    -----------        ----------                    -----------

GROSS PROFIT                                                 --            92,220                         92,220

GENERAL AND ADMINISTRATIVE EXPENSES                     275,323           565,506 (2)    245,892       1,086,721
                                                    -----------        ----------                    -----------

NET LOSS FROM OPERATIONS                               (275,323)        (473,286)                       (994,501)
                                                    -----------         --------                     -----------

OTHER INCOME (EXPENSE):
  Loss on investment                                    (25,000)              --                         (25,000)
  Other income                                           30,165               --                          30,165
  Interest income                                         4,800               --                           4,800
  Interest expense                                       (4,800)          (2,390)                         (7,190)
  Equity in loss of minority interest investment       (123,560)              --                        (123,560)
                                                    -----------         --------                      ----------

TOTAL OTHER INCOME (EXPENSE)                           (118,395)          (2,390)                       (120,785)
                                                    -----------         --------                     -----------

NET LOSS                                             $ (393,718)      $ (475,676)                    $(1,115,286)
                                                     ==========       ==========                     ===========

BASIC LOSS PER COMMON SHARE                          $    (0.01)      $    (0.05)                    $     (0.03)
                                                     ==========       ==========                     ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTATION          40,538,320        9,521,700                      44,348,760
                                                     ==========       ==========                     ===========

----------
(1) Represents activity for the period from inception, February 1, 2000, through June 30, 2000.
(2) To amortize goodwill in connection with the purchase of e-River Marketing , Inc. on a straight-line basis over five years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 10, 2000 Regency's Board of Directors approved a change of accountants. The Company replaced Brad Beckstead as its independent accountant and engaged Semple & Cooper, LLP. During the audited period ending December 31, 1999 and through the subsequent interim period ending August 10, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report. The accountants report on the financial statements did not contain an adverse opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the interim period, we have not consulted Semple & Cooper, LLP regarding any matter requiring disclosure under Regulation S-K, Item 304 (E)(2).

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each of our executive officers and directors as of June 30, 2000:

              Name                        Age         Position
              ----                        ---         --------
        Roberto Felice ................    26     President and Director
        Ralph Massetti ................    34     Director
        Lolita Prescod ................    47     Secretary

ROBERTO FILICE has served as President of Regency since February of 1999. Mr. Filice's unbridled energy, regimented business acumen, and successful international experience, brings the Regency Group a well-rounded source of managerial and operational knowledge. Mr. Filice served as a highly decorated police officer from 1991 through 1995. He has received awards ranging from "Officer of the Year," six "Superior Performance" awards, "Commendation For Superior Performance," and many others. Prior to that, Mr. Filice has been an international commerce director for MTE Commerciale in Alessandria Italy. His experiences included strategic planning, purchasing, sales analysis, consumer research, new product introduction processes, and even product usage forecasting. He also established and maintained oversight responsibilities of the company's international sales department and international export logistics. Mr. Filice received his Masters of Science degree from the American Institute of Computer Science in Scottsdale, AZ. Prior to his M.S. degree, he received B.S. degree in Business Administration from Istituto Paolo Boselli, in Torino Italy. Today Mr. Filice focuses on company merger and acquisition activities, reviewing and researching promising business plans, while considering company investment options. Mr. Filice's current experience includes his roll as CEO and President for an international distributor of skin-care products.

RALPH MASSETTI has served as a board member of Regency since February of 1999. Currently, Mr. Massetti is the Chief Executive Officer and founder of
SalesRepCentral.com (OTC BB: SREP). Mr. Massetti has over 12 years of professional sales and management experience, including extensive Internet and technical training. Additional experience includes working as a trained and licensed Stockbroker for Morgan Stanley Dean Witter. More recently, he has served as a Consulting Marketing Specialist for Computer Associates, Inc., where he marketed enterprise management software solutions at the officer level for many of the nation's largest organizations. Mr. Massetti received his Bachelors and Masters degrees in Business Administration, and is currently pursuing a Masters in Finance specializing in High Technology.

     COMPLIANCE  UNDER  SECTION  16(a) OF THE  SECURITIES  EXCHANGE ACT OF 1934.
Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representation from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended June 30, 2000

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides compensation awarded to, earned by or paid for services rendered to Regency in all capacities for the years ended June 30, 1999 and 2000 by our President and other highly compensated executive officers and who were serving as executive officers at the end of 2000. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals in 1999 or 2000.

                           SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                                          COMPENSATION
                                  ANNUAL COMPENSATION        AWARDS
                                -----------------------   ------------
                                                           SECURITIES
                                                 ANNUAL    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY    BONUS      OPTIONS    COMPENSATION (1)
---------------------------     ----    ------    -----      -------    ----------------
Roberto Felice (2)              2000    60,000     -0-        -0-             -0-
                                1999     - 0 -     -0-        -0-             -0-

Ralph Massetti                  2000     - 0 -     -0-        -0-             -0-
                                1999     - 0 -     -0-        -0-             -0-

Lolita Prescod (2)              2000    60,000     -0-        -0-             -0-
                                1999     - 0 -     -0-        -0-             -0-

----------
(1)  - Represents life insurance premiums paid for by Regency
(2)  - Hired in February 2000

STOCK OPTION GRANTS IN 2000

     Regency did not grant any stock options in 1999 or 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial owners of our common stock as of June 30, 2000 by:

* Each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
*  Each of our directors;
* Each executive officer listed in the SUMMARY COMPENSATION TABLE, listed above;
*  All of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 23,306,500 shares of common stock outstanding as of June 30, 2000.

     Shares of common stock subject to options or warrants exercisable on or before August 31, 2000 (within 60 days of June 30, 2000) are deemed to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. At June 30, 2000, Regency had not granted any options on its common stock. Unless indicated above, the address for each director and executive officer listed below is:

       Regency Group, Limited
       8930 East Raintree Drive
       Suite 100
       Scottsdale, Arizona 85260

                   BENEFICIAL STOCK OWNERSHIP AT JUNE 30, 2000

                                                 PERCENTAGE
                                                COMMON STOCK   PERCENTAGE VOTING
                                                BENEFICIALLY    RIGHTS OF COMMON
         NAME                   COMMON STOCK       OWNED             STOCK
         ----                   ------------       -----             -----

Roberto Filice                   1,000,000            4%                4%
Ralph Massetti                   1,000,000            4%                4%
Lolita Prescod                     - 0 -            N/A               N/A
Baron Systems, Limited (1)       4,600,000           20%               20%
Terry Neild (2)                  1,600,000            7%                7%
Charles Neild (3)                1,600,000            7%                7%
Kurt Weber (4)                   1,600,000            7%                7%
All directors and executive
  officers as a group            2,000,000            8%                8%

----------
(1)  Baron Systems, Limited
     1177 West Hastings Street
     Vancouver, BC Canada

(2)  Terry Neild
     13663 East Windrose Drive
     Scottsdale, AZ

(3)  Charles Neild
     14266 - 32nd Avenue
     White Rock, BC Canada

(4)  Kurt Weber
     12840 - 16th Avenue
     White Rock, BC Canada

                                     PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        2 Agreement and plan of reorganization dated July 01, 2000 between the Registrant, Deal Update.com and its wholly owned subsidiary e-River Marketing, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 25, 2000.

        16 Change in Registrant's certifying accountant to Brad Beckstead. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 26, 2000.

        16.1 Letter from Brad Beckstead to the Securities and Exchange Commission regarding changes in the Registrant's certifying accountant. Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 21, 2000.

        99.1 Stock Purchase Agreement dated February 29, 2000 between the Registrant and WebAdNet.com to purchase 15% of the company's common stock. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 12, 2000.

        99.3 Stock Purchase Agreement dated February 19, 2000 between the Registrant and ClickIncomes.com to purchase 25% of the company's common stock. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 12, 2000.

        99.5 Resignation of Steven Bonenberger as Director. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 12, 2000.

        27      Financial Data Schedule

     (b) REPORTS ON FORM 8-K

        A Form 8-K was filed on Augugst 21, 2000 regarding the change in Registrant's certifying accountant to Semple & Cooper, LLP. and the change in Registrant's fiscal year-end to June 30.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2000                     REGENCY GROUP, LIMITED


                                             By:  /s/ Roberto Filice
                                                  ------------------------------
                                                  Roberto Filice
                                                  President