Form 10QSB
period 2000-09-30
REGENCY GROUP LTD INC
filed 2000-11-20
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period From ________ to ________.


                          Commission File No. 000-26687


                           THE REGENCY GROUP, LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                          88-0429812
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
            or Organization)                              Identification Number)

         8930 E. Raintree Drive
               Suite 100
          Scottsdale, Arizona                                      85260
 (Address of Principal Executive Offices)                        (Zip Code)

                                  480-444-2014
            (The Registrant's Telephone Number, Including Area Code)

   Former Name, Former Address and Former Year, If Changed Since Last Report:
                        Former Year - December 31, 1999

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of November 17, 2000, the registrant had 28,306,500 shares of common stock outstanding.

================================================================================

                           THE REGENCY GROUP, LIMITED
    QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1 Financial Statements - Unaudited:

     *    Balance Sheets as of September 30, 2000 and June 30, 2000.........  3

     *    Statements of Operations for the three months ended
          September 30, 2000 and 1999.......................................  5

     *    Statements of Changes in Stockholders' Equity for the six
          month transition period June 30, 2000 and for the three
          month period ended September 30, 2000.............................  6

     *    Statements of Cash Flows for the three months ended
          September 30, 2000 and 1999.......................................  7

     *    Notes to Financial Statements.....................................  8

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................ 12

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings.................................................... 14
Item 2 Changes in Securities and Use of Proceeds............................ 14
Item 3 Submission of Matters to a Vote of Security Holders.................. 14
Item 4 Other Information.................................................... 14
Item 5 Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 14

Signatures.................................................................. 15

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                                    SEPTEMBER 30,      JUNE 30,
                                                        2000             2000
                                                     ----------       ----------
                                                     (Unaudited)
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   48,706       $  122,685
  Accounts receivable                                   473,996               --
  Inventory                                             112,519               --
  Notes receivable-current portion                      221,145               --
  Other current assets                                    1,584           43,921
                                                     ----------       ----------

         TOTAL CURRENT ASSETS                           857,950          166,606
                                                     ----------       ----------

PROPERTY AND EQUIPMENT, NET                             107,890           11,323
WEBSITE DEVELOPMENT, NET                                 31,714               --

OTHER ASSETS:
  Notes receivable
    -long-term portion                                  322,305          300,000
    -related party-long-term portion                     92,463           78,463
  Investment-at cost                                    775,000          775,000
  Investment-at equity                                  325,311          375,502
  Goodwill                                            1,190,272               --
                                                     ----------       ----------

                                                      2,705,351        1,528,965
                                                     ----------       ----------

         TOTAL ASSETS                                $3,702,905       $1,706,894
                                                     ==========       ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                           BALANCE SHEETS (CONTINUED)

                                                                   SEPTEMBER 30,         JUNE 30,
                                                                       2000                2000
                                                                    -----------        -----------
                                                                    (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   329,875        $        --
  Notes payable
    - current portion                                                   253,900                 --
    - related parties                                                   527,584            350,000
  Accrued payroll                                                        14,582                 --
  Interest payable                                                       13,455                 --
  Accrued liabilities                                                     5,767              4,800
  Capital lease-current portion                                           3,327                 --
                                                                    -----------        -----------

        TOTAL CURRENT LIABILITIES                                     1,148,490            354,800

CAPITAL LEASE -- LONG-TERM                                               11,653                 --
                                                                    -----------        -----------

        TOTAL LIABILITIES                                             1,160,143            354,800
                                                                    -----------        -----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized
      - Series A, 15,500 shares issued and outstanding
          at September 30, 2000 and June 30, 2000                            15                 15
      - Series B, 2,500,000 and 0 shares issued
          and outstanding at September 30, 2000
          and June 30, 2000, respectively                                 2,500                 --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    28,306,500 and 23,306,500 shares issued and outstanding at
    September 30, 2000 and June 30, 2000, respectively                   28,307             23,307
  Additional paid-in capital                                          3,215,928          1,723,428
  Accumulated deficit                                                  (703,988)          (394,656)
                                                                    -----------        -----------

        TOTAL STOCKHOLDERS' EQUITY                                    2,542,762          1,352,094
                                                                    -----------        -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 3,702,905        $ 1,706,894
                                                                    ===========        ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                       THREE MONTH ENDED
                                                          SEPTEMBER 30,
                                                 ------------------------------
                                                     2000             1999
                                                 ------------      ------------
                                                  (UNAUDITED)       (UNAUDITED)

REVENUES                                         $    773,987      $         --

COST OF REVENUES                                      718,503                --
                                                 ------------      ------------

GROSS PROFIT                                           55,484                --

GENERAL AND ADMINISTRATIVE EXPENSES                   306,652            40,419
                                                 ------------      ------------

NET LOSS FROM OPERATIONS                             (251,168)          (40,419)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
 Other income                                           7,177             2,666
 Interest expense                                     (15,150)               --
 Equity in loss of minority interest investment       (50,191)               --
                                                 ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                          (58,164)            2,666
                                                 ------------      ------------

NET LOSS                                         $   (309,332)     $    (37,753)
                                                 ============      ============

BASIC LOSS PER COMMON SHARE                      $      (0.01)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                27,811,995         4,618,750
                                                 ============      ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statement

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE SIX MONTH TRANSITION PERIOD ENDED JUNE 30, 2000 AND
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                    CONVERTIBLE PREFERRED STOCK
                                ------------------------------------
                                   SERIES A           SERIES B             COMMON STOCK         ADDITIONAL
                                ---------------   ------------------   ----------------------    PAID-IN    ACCUMULATED
                                SHARES   AMOUNT    SHARES     AMOUNT     SHARES       AMOUNT     CAPITAL      DEFICIT      TOTAL
                                ------   ------   ---------   ------   -----------   --------   ----------   ---------   ----------
Balance at December 31, 1999        --   $   --          --   $   --     4,618,750   $  4,619   $  123,131       4,619   $   (8,418)

  Stock Split                       --       --          --       --    41,568,750     41,569      (41,569)         --           --

  Private placement of
    common stock                    --       --          --       --     1,619,000      1,619    1,617,381          --    1,619,000

  Conversion of common stock
    to preferred stock          15,500       15          --       --   (24,500,000)   (24,500)      24,485          --           --

  Net loss, transition period
    ended June 30, 2000             --       --          --       --            --         --           --    (258,488)    (258,488)
                                ------   ------   ---------   ------   -----------   --------   ----------   ---------   ----------

Balance at June 30, 2000        15,500       15          --       --    23,306,500     23,307    1,723,428    (394,656)   1,352,094

  Stock issued in connection
    with acquisition             2,500        3          --       --     5,000,000      5,000    1,494,997          --    1,500,000

  Recapitalization of
    preferred stock in
    relation to the
    acquisition                 (2,500)      (3)  2,500,000    2,500            --         --       (2,497)         --           --

  Net loss, for the three
    month period ended
    September 30, 2000              --       --          --       --            --         --           --    (309,332)    (309,332)
                                ------   ------   ---------   ------   -----------   --------   ----------   ---------   ----------

Balance at September 30, 2000   15,500   $   15   2,500,000   $2,500    28,306,500   $ 28,307   $3,215,928   $(703,988)  $2,542,762
                                ======   ======   =========   ======   ===========   ========   ==========   =========   ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $  (309,332)   $   (37,753)
 Net adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                          44,207            257
   Loss on minority interest investment                   50,191             --
 Net changes in assets and liabilities                   349,039             --
                                                     -----------    -----------
        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                           134,105        (37,496)
                                                     -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Disbursements for note payable                         (243,450)            --
  Purchase of website development                         (18,617)            --
  Purchase of property and equipment                      (92,095)            --
                                                     -----------    -----------
        NET CASH USED BY INVESTING ACTIVITIES           (354,162)            --
                                                     -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt-related parties                      91,484             --
  Proceeds from capital lease                             14,980             --
  Proceeds from issuance of stock                         39,614             --
                                                     -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        146,078             --
                                                     -----------    -----------

Net change in cash and cash equivalents                  (73,979)       (37,496)
                                                     -----------    -----------

Cash and cash equivalents at beginning of period         122,685         45,686
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    48,706    $     8,190
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                       $     6,495    $        --
                                                     ===========    ===========
 Noncash investing and financing activities:
   Goodwill created in acquisition                   $ 1,229,460    $        --
                                                     ===========    ===========
   Debt acquired in acquisition                      $   340,000    $        --
                                                     ===========    ===========
   Property and equipment acquired in acquisition    $    22,588    $        --
                                                     ===========    ===========
   Net operating assets acquired in acquisition      $   208,338    $        --
                                                     ===========    ===========
   Loss on minority interest investment              $    50,191    $        --
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements of Regency Group Limited, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 2000 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

FISCAL YEAR END CHANGE:

On July 10, 2000, the Company elected to change its fiscal year ended December 31, to a fiscal year ended June 30, effective June 30, 2000. The six-month transition period ended June 30, 2000, bridges the gap between the Company's old and new fiscal year ends.

INVESTMENTS:

Investments in unconsolidated subsidiaries, jointly owned companies, and other investees in which the company has approximately 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses. This is known as the equity method. Investment in companies in which the Company has less than a 20% interest are carried at the lower of cost or market. Market is determined by management's best estimate. Dividends, if any, received from those companies will be included in other income. Dividends are currently not expected to be realized under the cost or equity method. During the three-month period ended September 30, 2000, the Company's percentage of ownership in ClickIncomes.com was diluted from 25% to approximately a 19.8% interest. The investment is still accounted for under the equity method.

SOFTWARE DEVELOPMENT COSTS:

The Company capitalizes software development costs in accordance with Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software development costs begins when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Upgrades and enhancements that result in additional functionality are capitalized as incurred. The Company periodically reviews the carrying value of software development costs. Impairments, if any, will be recognized when the asset is not expected to provide any future service potential to the Company. Amortization of capitalized software development costs begins when all substantial testing is complete, and the computer software is ready for its intended use or sale. Software development costs are amortized using the straight-line method with a useful life of five years, which represents the remaining estimated economic life of the computer software.

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                                   (CONTINUED)
--------------------------------------------------------------------------------

GOODWILL:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the e-River Marketing Services, Inc. acquisition, which occured on July 10, 2000. Goodwill is amortized on a straight-line basis over a seven-year period. The Company periodically reviews the carrying value of intangible assets and impairments, if any, will be recognized when the expected future operating cash flows derived from the intangibles are less than the carrying value. Amortization expense for the three-month period ended September 30, 2000, totaled $39,188.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the convertible preferred stock at September 30, 2000, of 18,000,000 common shares, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

--------------------------------------------------------------------------------
                                     NOTE 2
                                   INVESTMENT:
--------------------------------------------------------------------------------

Following is a summary of the financial position and results of operations of ClickIncomes.Com for the three month period ending September 30, 2000.

                                CLICKINCOMES.COM
                                  BALANCE SHEET
                               September 30, 2000

                                     ASSETS
                                                                     (UNAUDITED)

Current assets                                                       $  130,242
Property and equipment                                                   19,123
Other assets                                                          1,011,187
                                                                     ----------
         Total Assets                                                $1,160,552
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                  $  279,981
Long term liabilities                                                   198,463
Stockholders' equity                                                    682,108
                                                                     ----------
         Total Liabilities and Stockholders' Equity                  $1,160,552
                                                                     ==========

                             STATEMENT OF OPERATIONS
Net Sales                                                            $   94,138
                                                                     ==========
Gross profit                                                         $   54,908
                                                                     ==========
Net loss                                                             $ (253,417)
                                                                     ==========

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 2
                                   INVESTMENT:
                                   (CONTINUED)
--------------------------------------------------------------------------------

The Company held approximately a 19.8% interest in ClickIncomes.com as of September 30, 2000. The Company uses the equity method of accounting to account for the investment. For the three month period ended September 30, 2000, the Company's share of ClickIncomes.com loss charged to operations was $50,191.

--------------------------------------------------------------------------------
                                     NOTE 3
                                NOTES RECEIVABLE:
--------------------------------------------------------------------------------

For the three-month period ended September 30, 2000, the Company has an additional note receivable in the amount of $243,450. The note is non-interest bearing unless an event of default occurs. At that time, the remaining balance owed on the note will be subject to an 8% simple interest from July 20, 2000, to the date of the repayment of the note. No such event has occurred as of September 30, 2000. Principal is due through October 2001.

--------------------------------------------------------------------------------
                                     NOTE 4
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the quarter ended September 30, 2000, the Company entered into an additional non-interest bearing, unsecured, note payable in the amount of $253,900. Principal is due through October 2001.

--------------------------------------------------------------------------------
                                     NOTE 5
                               STOCKHOLDER EQUITY:
--------------------------------------------------------------------------------

STOCK OPTIONS:

During the three-month period ended September 30, 2000, the Company entered into an employment agreement to issue 1,000,000 non-qualified stock options exercisable at market value on the date of grant, September 1, 2000. The options are exercisable for ten years, with a weighted average remaining contractual life of 9.91 years. All options are currently exercisable.

                                                    NUMBER OF   WEIGHTED AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                     -------     --------------
Outstanding at June 30, 2000                               --         $  --

Granted                                             1,000,000          1.50
                                                    ---------         -----
Outstanding at September 30, 2000                   1,000,000         $1.50
                                                    =========         =====

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                               STOCKHOLDER EQUITY:
                                   (CONTINUED)
--------------------------------------------------------------------------------

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the three-month period ended September 30, 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three-month period ended September 30, 2000 would have been increased to the pro forma amounts presented below:

                                                FOR THE THREE MONTH PERIOD ENDED
                                                        SEPTEMBER 30, 2000
                                                        ------------------
                                                            (UNAUDITED)
NET LOSS:
  As reported                                              $    (309,332)
                                                           =============
  Proforma                                                 $  (1,269,332)
                                                           =============
LOSS PER SHARE:
  As reported                                              $       (0.01)
                                                           =============
  Pro forma                                                $       (0.05)
                                                           =============

PREFERRED STOCK:

The Company issued 2,500 shares of voting convertible perferred stock in relation to the acquisition of e-River Marketing Services, Inc. The voting preferred stock was convertible into 2,500,000 shares of common stock as of July 10, 2002. The Company elected to issue 2,500,000 shares of Series B preferred stock, that has a 1 for 1 common stock conversion, to replace the previously issued 2,500 shares of Series A preferred stock. All other rights and privileges were consistent between the issuance's.

--------------------------------------------------------------------------------
                                     NOTE 6
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment in activities for the three-month period ending September 30, 2000, which have resulted in a deficiency of working capital of approximately $290,500 and an accumulated deficit of approximately $704,000 as of September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     The Regency Group, Limited Inc. and Subsidiary (Regency) is a technology-based investment company focusing on the Internet-economy. The Company was incorporated in February of 1999. Based in Scottsdale, Arizona, the firm has interests in three companies that are developing key emerging technologies. Regency's main focus is developing Internet, broadband, and telephony technology companies with a view towards enhancing their value as potential take-over targets or through taking them public. Regency provides financial, management, and technical support as needed. Regency Group companies may be majority-owned, or the beneficiaries of strategic investment capital by the company. We believe we are positioned to act promptly on potential opportunities.

     With the acquisition of its wholly owned subsidiary e-River Marketing Services, Inc., Regency's day-to-day operations will be based on a set of core competencies that focus on the buying, selling and manufacturing of computer and consumer electronics. E-Rivers business divisions supply consumer electronics goods and information, sales services featuring exclusive and regional agreements with various technology-oriented manufacturers and in-house studio design services for custom business-to-business web applications. Through it's affiliates, Regency provides single source solutions for web sites, ad agencies and advertisers seeking the best in Internet advertising expenditure activity data as well as marketing products, services and business opportunities to home based business consumers.

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending September 30, 1999 were $773,987 compared to zero for the quarter ending September 30, 1999. All of the Company's revenues were generated from the e-River division's retail sales of consumer electronics goods and computers.

     COST-OF-SALES

     Total cost-of-sales for the three months ending September 30, 2000 were $718,503 compared to zero for the quarter ending September 30, 1999. These amounts represent the cost of consumer merchandise that e-River sold at retail.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending September 30, 2000 were $306,652 compared to $40,419 for the quarter ending September 30, 1999. This was an increase of approximately 659%. The majority of the general and administrative expenses are broken out as follows:

     * Approximately $44,200 or 14% was for depreciation and amortization related expenses.
     *    Approximately $131,300 or 43% was incurred for salaries and benefits.
     * Approximately $57,800 or 19% was incurred for legal and professional related expenses.
     *    Approximately $21,800 or 7% was incurred for facilities rent.
     * Approximately $13,200 or 4% was incurred for telephone and utilities expense.
     *    Approximately $10,200 or 3% was incurred for travel related expenses.

     OTHER INCOME AND EXPENSE

     Other expense includes a $50,191 equity loss due to the Company's investment in ClickIncomes.com and interest expense in the amount of $15,150 relating to the Company's capital leases and notes payable.

     NET LOSS

     Our net loss for the three months ending September 30, 2000 was $309,332 compared to a net loss of $37,753 for the three months ending September 30, 1999. The net loss for the three months ending September 30, 2000 was due predominantly to the integration of e-Rivers operatating activities into those of Regency.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of equity. At September 30, 2000, our principal source of liquidity was approximately $522,700 in cash and trade receivables compared with approximately $122,700 in cash at June 30, 2000. As of September 30, 2000, total current liabilities were 1,148,490 and total liabilities were 1,160,143. Management anticipated doing an additional debt or equity financing in the second half of the current fiscal year, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised in conjunction with the debt or equity financing, together with current available cash, is anticipated to sustain Regency's operating and investment activities for the current fiscal year.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Regency was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company issued stock valued at $39,614 in conjunction with the finalization of the purchase of e-River Marketing Services, Inc. in the current quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders during the period covered by this filing.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                                         INCORPORATED BY REFERENCE
                                               ---------------------------------------------
                                                                      EXHIBIT
       EXHIBIT DESCRIPTION                     FORM    FILE NUMBER     NUMBER    FILING DATE
       -------------------                     ----    -----------     ------    -----------
Agreement and plan of reorganization dated     8-K      000-26687        2        07/25/00
July 01, 2000 between the Registrant, Deal
Update.com and its wholly owned subsidiary
e-River Marketing Services, Inc.

Change in Registrant's certifying              8-K      000-26687                 08/11/00
accountant to Semple & Cooper, LLP

Change in Registrant's fiscal year-end         8-K      000-26687                 08/11/00
to June 30

Letter from Brad Beckstead to the Securities   8-KA     000-26687       16.1      08/21/00
and Exchange Commission regarding changes
in the Registrant's certifying accountant

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2000                 REGENCY GROUP, LIMITED



                                        By: /s/ Joseph A. Romano
                                           -------------------------------------
                                           Joseph A. Romano
                                           CHIEF EXECUTIVE OFFICER