Form 10QSB
period 2000-12-31
REGENCY GROUP LTD INC
filed 2001-02-14
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(MARK ONE)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended December 31, 2000.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ________ .


                          Commission File No. 000-26687


                              Regency Group Limited
             (Exact Name of Registrant as Specified in its Charter)


                  Nevada                                        88-0429812
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)


   8930 E. Raintree Drive, Suite 100
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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of December 31, 2000, the registrant had 28,306,500 shares of common stock outstanding.

================================================================================

                           THE REGENCY GROUP, LIMITED
    QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements - Unaudited:

         Balance Sheets as of December 31, 2000 and June 30, 2000..........   3

         Statements of Operations for the three and six months
         ended December 31, 2000 and 1999..................................   4

         Statements of Changes in Stockholder's Equity for the year ended June 30, 1999 and for the six month period ended
         December 31, 2000.................................................   5

         Statements of Cash Flows for the three and six months ended
         December 31, 2000 and 1999........................................   6

         Notes to Financial Statements.....................................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  13

Item 2. Changes in Securities and Use of Proceeds..........................  13

Item 3. Submission of Matters to a Vote of Security Holders................  13

Item 4. Other Information..................................................  13

Item 5. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  13

Signatures ................................................................  14

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                                 Balance Sheets
              As of December 31, 2000 (Unaudited) and June 30, 2000

                                                       12/31/00       6/30/00
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $    76,353    $   122,685
  Accounts Receivable - Trade                             67,184             --
  Accrued interest receivable                             16,800             --
  Inventory                                               91,442             --
  Prepaid expenses and other current assets               19,591         43,921
                                                     -----------    -----------
      TOTAL CURRENT ASSETS                               271,370        166,606
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, NET                              100,963         11,323
                                                     -----------    -----------
OTHER ASSETS:
  Investment in WEBAdnet.com - cost                      775,000        775,000
  Investment in ClickIncomes.com - equity                     --        375,502
  Goodwill (Note 1)                                    1,146,363             --
  Notes receivable  (Note 2)                             499,840        300,000
  Websight development - net                              30,007             --
  Due from related parties                                    --         78,463
  Security Deposits                                        1,584             --
                                                     -----------    -----------
      TOTAL OTHER ASSETS                               2,452,794      1,528,965
                                                     -----------    -----------

      TOTAL ASSETS                                   $ 2,825,127    $ 1,706,894
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable -trade                            $    94,794    $        --
  Accrued interest payable                                17,100          4,800
  Accrued payroll                                         25,557             --
  Notes payable - current portion  (Note 3)              196,400             --
  Due to related parties                                 685,000        350,000
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                        1,018,851        354,800

LONG-TERM LIABILITIES:
  Notes payable  (Note 3)                                 13,872             --
                                                     -----------    -----------
      TOTAL LIABILITIES                                1,032,723        354,800
                                                     -----------    -----------
STOCKHOLDERS' EQUITY: (NOTE 4)
  Preferred Stock                                          2,515             15
  Common stock                                            28,307         23,307
  Additional paid-in capital                           3,215,928      1,723,428
  Accumulated Deficit                                 (1,454,346)      (394,656)
                                                     -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                       1,792,404      1,352,094
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,825,127    $ 1,706,894
                                                     ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                            Statements of Operations
                   For the three and six month periods ending
                     December 31, 2000 and 1999 (Unaudited)

                                                      3 Months Ended                    6 Months Ended
                                                        December 31                       December 31
                                               ----------------------------      ----------------------------
                                                   2000            1999              2000            1999
                                               ------------    ------------      ------------    ------------
                                                       (Unaudited)                       (Unaudited)
Sales                                          $    260,515    $         --      $  1,034,502    $      2,666

Cost of Revenues                                    229,046              --           947,549              --
                                               ------------    ------------      ------------    ------------
Gross Profit                                         31,469              --            86,953           2,666

General and Administrative Expenses                 394,864          21,480           716,666          61,899
Write-off of minority investment                   (404,951)             --          (455,142)             --
                                               ------------    ------------      ------------    ------------
Income (Loss) from Operations                      (768,346)        (21,480)       (1,084,855)        (59,233)
                                               ------------    ------------      ------------    ------------
Other Income (Expense)
  Interest Income                                     6,000              --            13,177              --
  Other                                              11,988              --            11,988              --
                                               ------------    ------------      ------------    ------------
Net Income (Loss) (Note 5)                     $   (750,358)   $    (21,480)     $ (1,059,690)   $    (59,233)
                                               ------------    ------------      ------------    ------------

Basic loss per common share (Note 1)           $      (0.03)   $      (0.00)     $      (0.04)   $      (0.01)
                                               ============    ============      ============    ============

Weighted average shares outstanding              27,811,945       4,618,750        27,811,945       4,618,750
                                               ============    ============      ============    ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                  Statement of Changes in Stockholder's Equity
                      For the year ended June 30, 2000, and
          For the six month period ended December 31, 2000 (Unaudited)


                                                CONVERTIBLE PREFERRED STOCK
                                                SERIES A                SERIES B                  COMMON
                                           -----------------        ----------------        -------------------
                                           SHARES     AMOUNT        SHARES     AMOUNT       SHARES       AMOUNT
                                           ------     ------        ------     ------       ------       ------
BALANCE AT JUNE 30, 1999                       --     $   --            --    $    --      4,618,750    $  4,619
  Stock Split                                  --         --            --         --     41,568,750      41,569
  Private placement of common stock            --         --            --         --      1,619,000       1,619

  Conversion of preferrred stock
   to common stock                         15,500         15            --         --    (24,500,000)    (24,500)

  Net loss for the year ended
   June 30, 2000                               --         --            --         --             --          --
                                           ------     ------     ---------    -------    -----------    --------
  Balance at June 30, 2000                 15,500         15            --         --     23,306,500      23,307

  Stock issued in connection
   with acquisition                         2,500          3            --         --      5,000,000       5,000

  Recapitalization of preferred stock
   in relation to the acquisition          (2,500)        (3)    2,500,000      2,500             --          --

  Net loss for the six moth period
   ended December 31, 2000                     --         --            --         --             --          --
                                           ------     ------     ---------    -------    -----------    --------
BALANCE AT DECEMBER 31, 2000
 (UNAUDITED)                               15,500     $   15     2,500,000    $ 2,500     28,306,500    $ 28,307
                                           ======     ======     =========    =======    ===========    ========


                                              ADDITONAL       ACCUMULATED
                                           PAID-IN CAPITAL      DEFICIT          TOTAL
                                           ---------------      -------          -----

BALANCE AT JUNE 30, 1999                    $  123,131       $  (136,168)     $    (8,418)
  Stock Split                                  (41,569)               --               --
  Private placement of common stock          1,617,381                --        1,619,000

  Conversion of preferrred stock
   to common stock                              24,485                --               --

  Net loss for the year ended
   June 30, 2000                                    --          (258,488)        (258,488)
                                            ----------       -----------      -----------
  Balance at June 30, 2000                   1,723,428          (394,656)       1,352,094
  Stock issued in connection
   with acquisition                          1,494,997                --        1,500,000

  Recapitalization of preferred stock
   in relation to the acquisition               (2,497)               --               --

  Net loss for the six moth period
   ended December 31, 2000 (unaudited)              --        (1,059,690)      (1,059,690)
                                            ----------       -----------      -----------
BALANCE AT DECEMBER 31, 2000
 (UNAUDITED)                                $3,215,928       $(1,454,346)     $ 1,792,404
                                            ==========       ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                             Statement of Cash Flows
                   For the three and six month periods ending
                     December 31, 2000 and 1999 (Unaudited)

                                                                3 Months Ended                   6 Months Ended
                                                                  December 31                      December 31
                                                           --------------------------      --------------------------
                                                              2000           1999             2000           1999
                                                           -----------    -----------      -----------    -----------
                                                                  (Unaudited)                      (Unaudited)
Cash and cash equivalents provided (used) by
  operating activities                                     $    45,370    $   (11,780)     $   179,474    $   (49,277)
                                                           -----------    -----------      -----------    -----------
Cash and cash activities provided (used) by
  investing activities                                        (174,030)         5,129         (528,192)         5,129
                                                           -----------    -----------      -----------    -----------
Cash and cash activities provided (used) by
  financing activities                                         156,308            200          302,386            200
                                                           -----------    -----------      -----------    -----------

Increase (decrease) in cash and cash equivalents                27,648         (6,451)         (46,332)       (43,948)

Cash and cash equivalents at beginning of period                48,705          8,189          122,685         45,686
                                                           -----------    -----------      -----------    -----------

Cash and cash equivalents at end of period                 $    76,353    $     1,738      $    76,353    $     1,738
                                                           ===========    ===========      ===========    ===========

Supplemental disclosure of cash flow information:

Interest Paid                                              $     6,669             --      $    13,164             --
                                                           ===========    ===========      ===========    ===========
Noncash investing and financing activities:                         --             --      $ 1,229,460             --
                                                           ===========    ===========      ===========    ===========
Goodwill created in acquisition                                     --             --      $   340,000             --
                                                           ===========    ===========      ===========    ===========
Property and equipment created in acquisition                       --             --      $    22,588             --
                                                           ===========    ===========      ===========    ===========
Net operating assets acquired in acqusition                         --             --      $   208,338             --
                                                           ===========    ===========      ===========    ===========
Loss on minority interest investment                       $   404,951             --      $   455,142             --
                                                           ===========    ===========      ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Regency Group Limited, Inc. and Subsidiary (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended December 31, 2000 may not be indicative of the results for the year ending June 30, 2001. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

INVESTMENTS

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

SOFTWARE DEVELOPMENT COSTS

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

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                                   (CONTINUED)
--------------------------------------------------------------------------------

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the e-River Marketing acquisition on July 10, 2000. Goodwill is amortized on a straight-line basis over a seven-year period. The Company periodically reviews the carrying value of intangible assets and impairments, if any, will be recognized when the expected future operating cash flows derived from the intangibles are less than carrying value. Amortization expense for the six-month period ended December 31, 2000, totaled $85,475.

NET LOSS PER SHARE

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the convertible preferred stock at December 31, 2000, of 18,000,000, respectively, have been excluded from the calculation of diluted net loss per common share, as their effect is antidilutive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

--------------------------------------------------------------------------------
                                     NOTE 2
                                NOTES RECEIVABLE:
--------------------------------------------------------------------------------

For the six-month period ended December 31, 2000, the Company has an additional note receivable in the amount of $199,840. The note is non-interest bearing unless an event of default occurs. At that time, the remaining balance owed on the note will be subject to an 8% simple interest from July 20, 2000, to the date of the repayment of the note. No such event has occurred as of December 31, 2000. Principal is due through October 2001.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the six months ended December 31, 2000, the Company entered into an additional non-interest bearing note payable in the amount of $196,400. Principal is due through October 2001.

--------------------------------------------------------------------------------
                                     NOTE 4
                               STOCKHOLDER EQUITY:
--------------------------------------------------------------------------------

During the six-month period ended December 31, 2000, the Company entered into an employment agreement to issue 1,000,000 non-qualified stock options exercisable at market value on the date of grant, September 1, 2000. The options are exercisable for ten years, with a weighted average remaining contractual life of
9.17 years. All options are currently exercisable.

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                               STOCKHOLDER EQUITY:
                                   (CONTINUED)
--------------------------------------------------------------------------------

                                         NUMBER OF     WEIGHTED AVERAGE
                                          OPTIONS       EXERCISE PRICE
                                          -------       --------------
Outstanding at June 30, 2000                    --         $     --

Granted                                  1,000,000             1.50
                                         ---------         --------
Outstanding at December 31, 2000         1,000,000         $   1.50
                                         =========         ========

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the six-month period ended December 31, 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the six-month period ended December 31, 2000 would have been increased to the pro forma amounts presented below:

                                        FOR THE SIX MONTH PERIOD ENDED
                                              DECEMBER 31, 1999
                                              -----------------
                                                 (UNAUDITED)
NET LOSS:
  As reported                                    $(1,059,690)
                                                 ===========
  Proforma                                       $(2,019,690)
                                                 ===========
LOSS PER SHARE:
  As reported                                    $     (0.03)
                                                 ===========
  Pro forma                                      $     (0.07)
                                                 ===========

PREFERRED STOCK

The Company issued 2,500 shares of voting convertible preferred stock in relation to the acquisition of e-RiverMarketing.com. The voting preferred stock was convertible into 2,500,000 shares of common stock as of July 10, 2002. The Company elected to issue 2,500,000 shares of Series B preferred stock, that has a 1 for 1 common stock conversion, to replace the previously issued 2,500 shares of Series A preferred stock. All other rights and privileges were consistent between the issuance's.

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment activities for the six-month period ending December 31, 2000, which have resulted in a deficiency of working capital of approximately $747,481 and an accumulated deficit of approximately $1,454,346 as of December 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 1 OF THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THE ANNUAL REPORT.

OVERVIEW

     Regency Group Limited (Regency) is a technology-based investment company focusing on the Internet-economy. The Company was incorporated in February of 1999. Based in Scottsdale, Arizona, the firm has interests in companies that are developing key emerging technologies. Regency's main focus is developing Internet, broadband, and telephony technology companies with a view towards enhancing their value as potential take-over targets or through taking them public. Regency provides financial, management, and technical support as needed. Regency Group companies may be majority-owned, or the beneficiaries of strategic investment capital by the company. We believe we are positioned to act promptly on potential opportunities.

     With the acquisition of its wholly owned subsidiary e-River Marketing, Regency's day-to-day operations are based on a set of core competencies that focus on the buying, selling and manufacturing of computer and consumer electronics. E-River's business divisions supply consumer electronics goods and information, sales services featuring exclusive and regional agreements with various technology-oriented manufacturers and in-house studio design services for custom business-to-business web applications. Through it's affiliates, Regency provides single source solutions for web sites, ad agencies and advertisers seeking the best in Internet advertising expenditure activity data.

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending December 31, 2000 were $260,515 compared to zero for the three months ending December 31, 1999. For the six months ending December 31, 2000, total revenues were $1,034,502 compared to $2,666 to the six months ending December 31, 1999, an increase in revenues of $1,031,836 over the same period for 2000. All of the Company's revenues were generated from the e-River division's retail sales of consumer electronics goods.

     COST-OF-SALES

     Total cost-of-sales for the three months ending December 31, 2000 were $229,046 compared to zero for the three months ending December 31, 1999. Total cost-of-sales for the six months ending December 31, 2000 were $947,549 compared to zero for the six months ending December 31, 1999. The entire amount represents the cost of consumer merchandise that e-River sold at retail.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending December 31, 2000 were $394,864 compared to $21,480 for the three months ending December 31, 1999, an increase of 1,738%. Total general and administrative expenses for the six months ending December 31, 2000 were $716,666 compared to $61,889 for the six months ending December 31, 1999. This was an increase of approximately 1,058%. The majority of the general and administrative expenses for the three months ending December 31, 2000 are broken out as follows:

     *    Approximately $199,700 or 51% was for salaries and benefits.
     * Approximately $54,870 or 14% was incurred for depreciation and amortization.
     * Approximately $47,981 or 12% was incurred for legal and professional related expenses.
     *    Approximately $29,085 or 7% was incurred for facilities rent.
     * Approximately $13,887 or 4%was incurred for telephone and internet access.

     WRITE-OFF OF MINORITY INVESTMENT

     The write-off of the minority investment is due to the closing of ClickIncomes.com

     OTHER INCOME AND EXPENSE

     Total other income for the three months ending December 31, 2000 was $17,988 compared to zero for the three months ending December 31, 1999. For the six months ending December 31, 2000, total other income was $25,165 compared to zero for the six months ending December 31, 1999. Interest income in the amount of $13,177 relating to the Company's notes receivable.

     NET LOSS

     Our net loss for the three months ending December 31, 2000 was $750,358 compared to a net loss of $21,480 for the three months ending December 31, 1999. The Company's net loss for the six months ending December 31, 2000 was $1,059,690 compared to a net loss of $59,233 for the six months ending December 31, 1999. The net loss for the six months ending December 31, 2000 was due primarily to the integration of e-River's operating activities into those of Regency and a one-time charge to write-off Regency's investment in ClickIncomes.com.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of equity. At December 31, 2000, our principal source of liquidity was approximately $76,353 in cash and $67,184 in trade receivables compared with approximately $122,685 in cash at June 30, 2000.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Regency was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company issued stock valued at $1,500,000 in conjunction with the finalization of the purchase of e-River Marketing, Inc. in the previous quarter.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders during the period covered by this filing.

ITEM 4. OTHER INFORMATION

     The Company received cash proceeds from related parties in the amount of $91,484 in conjunction with the finalization of the purchase of e-River Marketing, Inc. in the current quarter. This amount increased related party debt in the current period.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

                                                                              INCORPORATED BY REFERENCE
                                                                     -----------------------------------------
                                                                                         EXHIBIT
                    EXHIBIT DESCRIPTION                              FORM   FILE NUMBER  NUMBER    FILING DATE
                    -------------------                              ----   -----------  ------    -----------
Resignation  of Joseph  A.  Romano  as  Chairman  of the Board of    8-K    000-26687       -       02/09/01
Directors,  Chief Executive  Officer and Chief Financial  Officer
and  election of Terry Neild to replace him in the  positions  of
Chairman of the Board of Directors and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: February 14, 2001                REGENCY GROUP LIMITED


                                        By: /s/ Terry Neild
                                            ---------------------------
                                            Terry Neild
                                            Chief Executive Officer