Form 10QSB
period 2001-03-31
REGENCY GROUP LTD INC
filed 2001-05-15
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of March 31, 2001, the registrant had 28,306,500 shares of common stock outstanding.

================================================================================

                             REGENCY GROUP, LIMITED
      QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements - Unaudited:

          Balance Sheets as of March 31, 2001 and June 30, 2000...........    3

          Statements of Operations for the three and nine months
          ended March 31, 2001 and 2000...................................    4

          Statements of Changes in Stockholder's Equity for the six
          month transition period ended June 30, 2000 and for the
          nine month period ended March 31, 2001 .........................    5

          Statements of Cash Flows for the nine months ended
          March 31, 2001 and 2000.........................................    6

          Notes to Financial Statements...................................    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................   11

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   14
Item 2. Changes in Securities and Use of Proceeds.........................   14
Item 3. Submission of Matters to a Vote of Security Holders...............   14
Item 4. Other Information.................................................   14
Item 5. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   14

Signatures ...............................................................   14

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000


                                                        MARCH 31,      JUNE 30,
                                                          2001           2000
                                                       ----------     ----------
                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $   45,419     $  122,685
  Accounts receivable                                       8,821             --
  Accrued interest receivable                              22,800             --
  Inventory                                                69,497             --
  Prepaid expenses and other current assets                 8,642         43,921
                                                       ----------     ----------

     TOTAL CURRENT ASSETS                                 155,179        166,606
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, NET                                95,203         11,323

OTHER ASSETS:
  Investment in WEBAdnet.com - cost                       775,000        775,000
  Investment in ClickIncomes.com - equity                      --        375,502
  Notes receivable                                        509,840        300,000
  Website development - net                                28,300             --
  Due from related parties                                     --         78,463
  Security deposits                                         1,584             --
                                                       ----------     ----------

                                                        1,314,724      1,528,965
                                                       ----------     ----------

     TOTAL ASSETS                                      $1,565,106     $1,706,894
                                                       ==========     ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
               AS OF MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                          MARCH 31,         JUNE 30,
                                                                            2001              2000
                                                                         -----------       -----------
                                                                         (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $   139,823       $        --
  Notes payable
    -current portion                                                         196,400                --
    -related parties                                                         732,825           350,000
  Accrued payroll                                                             18,807                --
  Interest payable                                                            23,400                --
  Accrued liabilities                                                             --             4,800
  Capital lease-current portion                                                2,819                --
                                                                         -----------       -----------

     TOTAL CURRENT LIABILITIES                                             1,114,074           354,800

CAPITAL LEASE- LONG-TERM                                                       9,872                --
                                                                         -----------       -----------

     TOTAL LIABILITIES                                                     1,123,946           354,800
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized
    - Series A, 15,500 shares issued and outstanding
      at March 31, 2001 and June 30, 2000                                         15                15
    - Series B, 2,500,000 and 0 shares issued and outstanding
      at March 31, 2001 and June 30, 2000, respectively                        2,500                --
  Common stock, $.001 par value, 100,000,000 shares authorized,
    28,306,500 and 23,306,500 shares issued and outstanding at
    March 31, 2001 and June 30, 2000, respectively                            28,307            23,307
  Additional paid-in capital                                               3,215,928         1,723,428
  Accumulated deficit                                                     (2,805,590)         (394,656)
                                                                         -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY                                              441,160         1,352,094
                                                                         -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,565,106       $ 1,706,894
                                                                         ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31,                           MARCH 31,
                                              ------------------------------       ------------------------------
                                                  2001              2000               2001              2000
                                              ------------      ------------       ------------      ------------
                                               (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
REVENUES                                      $     64,881      $         --       $  1,099,383      $      2,666

COST OF REVENUES                                    16,524               149            964,073               149
                                              ------------      ------------       ------------      ------------

GROSS PROFIT                                        48,357              (149)           135,310             2,517

GENERAL AND ADMINISTRATIVE EXPENSES                293,665            27,284            984,867            89,183
                                              ------------      ------------       ------------      ------------

NET LOSS FROM OPERATIONS                          (245,308)          (27,433)          (849,557)          (86,666)
                                              ------------      ------------       ------------      ------------
OTHER INCOME (EXPENSE):
 Asset Impairment                               (1,102,454)               --         (1,102,454)               --
 Write off of minority investment interest              --                --           (455,142)               --
 Loss on investment                                     --           (25,000)           (25,000)               --
 Sublet income                                       7,821                --             19,809                --
 Interest income                                     6,000                --             19,177                --
 Interest Expense                                  (17,304)               --            (42,768)               --
                                              ------------      ------------       ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                    (1,105,937)          (25,000)        (1,561,378)          (25,000)
                                              ------------      ------------       ------------      ------------

NET LOSS                                      $ (1,351,245)     $    (52,433)      $ (2,410,935)     $   (111,666)
                                              ============      ============       ============      ============

BASIC LOSS PER COMMON SHARE                   $      (0.05)     $      (0.00)      $      (0.09)     $      (0.00)
                                              ============      ============       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING             28,306,500        47,806,500         28,306,500        47,806,500
                                              ============      ============       ============      ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
           FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2001 (UNAUDITED)

                                               CONVERTIBLE PREFERRED STOCK
                                        ---------------------------------------
                                            SERIES A              SERIES B               COMMON STOCK
                                        ----------------    -------------------   ------------------------
                                        SHARES    AMOUNT      SHARES     AMOUNT      SHARES        AMOUNT
                                        ------    ------    ----------   ------   ------------    --------
Balance at June 30, 1999                    --    $   --            --   $   --      4,618,750    $  4,619

  Stock Split                               --        --            --       --     41,568,750      41,569

  Private placement of common stock         --        --            --       --      1,619,000       1,619

  Conversion of common stock to
   preferred stock                      15,500        15            --       --    (24,500,000)    (24,500)

  Net loss for the year ended
   June 30, 2000                            --        --            --       --             --          --
                                        ------    ------    ----------   ------   ------------    --------

Balance at June 30, 2000                15,500        15            --       --     23,306,500      23,307

  Stock issued in connection with
   acquisition                           2,500         3            --       --      5,000,000       5,000

  Recapitalization of preferred stock
   in relation to the acquisition       (2,500)       (3)    2,500,000    2,500             --          --

  Net loss, nine month period ended
   March 31, 2001                           --        --            --       --             --          --
                                        ------    ------    ----------   ------   ------------    --------

Balance at March 31, 2001               15,500    $   15     2,500,000   $2,500     28,306,500    $ 28,307
                                        ======    ======    ==========   ======   ============    ========

                                         ADDITIONAL
                                          PAID-IN      ACCUMULATED
                                          CAPITAL        DEFICIT         TOTAL
                                        -----------    -----------    -----------
Balance at June 30, 1999                $   123,131    $  (136,168)   $    (8,418)

  Stock Split                               (41,569)            --             --

  Private placement of common stock       1,617,381             --      1,619,000

  Conversion of common stock to
   preferred stock                           24,485             --             --

  Net loss for the year ended
   June 30, 2000                                 --       (258,488)      (258,488)
                                        -----------    -----------    -----------

Balance at June 30, 2000                  1,723,428       (394,656)     1,352,094

  Stock issued in connection with
   acquisition                            1,494,997             --      1,500,000

  Recapitalization of preferred stock
   in relation to the acquisition            (2,497)            --             --

  Net loss, nine month period ended
   March 31, 2001                                --     (2,410,935)    (2,410,935)
                                        -----------    -----------    -----------

Balance at March 31, 2001               $ 3,215,928    $(2,805,591)   $   441,159
                                        ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                    2001                2000
                                                                -----------         -----------
                                                                (UNAUDITED)         (UNAUDITED)
CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES          $  (383,665)        $   (81,091)
                                                                -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                              (325,131)           (794,871)
                                                                -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           631,530           1,619,200
                                                                -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (77,266)            743,238

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    122,685              45,686
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    45,419         $   788,924
                                                                ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                 $    19,637         $        --
                                                                ===========         ===========
Noncash financing and investing activites
  Goodwill acquired in acquisition                              $ 1,229,460         $        --
                                                                ===========         ===========
  Debt acquired in acquisition                                  $   340,000         $        --
                                                                ===========         ===========
  Property and equipment acquired in acquisition                $    22,588         $        --
                                                                ===========         ===========
  Net operating assets acquired in acquisition                  $   208,338         $        --
                                                                ===========         ===========
  Loss on minority interest investment                          $   455,142         $        --
                                                                ===========         ===========
  Asset impairment                                              $ 1,102,454         $        --
                                                                ===========         ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements of Regency Group Limited, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended March 31, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                                   (CONTINUED)
--------------------------------------------------------------------------------

GOODWILL:

Goodwill represented the excess of the purchase price over the fair value of the net assets acquired in the e-River Marketing acquisition, which occured on July 10, 2000. During the three month period ended March 31, 2001, the Company wrote off the remaining value of the goodwill in e-River Marketing.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the convertible preferred stock at March 31, 2001, of 18,000,000 common shares, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

--------------------------------------------------------------------------------
                                     NOTE 2
                                NOTES RECEIVABLE:
--------------------------------------------------------------------------------

For the nine-month period ended March 31, 2001, the Company has an additional note receivable in the amount of $209,840. The note is non-interest bearing unless an event of default occurs. At that time, the remaining balance owed on the note will be subject to an 8% simple interest from July 20, 2000, to the date of the repayment of the note. No such event has occurred as of September 30, 2000. Principal is due through October 2001.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the nine-month period ended March 31, 2001, the Company entered into an additional non-interest bearing, unsecured, note payable in the amount of $196,400. Principal is due through October 2001.

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 4
                               STOCKHOLDER EQUITY:
--------------------------------------------------------------------------------


STOCK OPTIONS:

During the nine-month period ended March 31, 2001, the Company entered into an employment agreement to issue 1,000,000 non-qualified stock options exerciseable at market value on the date of grant, September 1, 2000. The options are exercisable for ten years, with a weighted average remaining contractual life of
9.42 years. All options are currently exercisable.

                                             NUMBER OF       WEIGHTED AVERAGE
                                              OPTIONS         EXERCISE PRICE
                                             ---------        --------------

Outstanding at June 30, 2000                        --             $  --

Granted                                      1,000,000              1.50
                                             ---------             -----

Outstanding at March 31, 2001                1,000,000             $1.50
                                             =========             =====

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the nine-month period ended March 31, 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the nine-month period ended March 31, 2001 would have been increased to the pro forma amounts presented below:

                                    FOR THE NINE-MONTH PERIOD ENDED
                                             MARCH 31, 2001
                                              (UNAUDITED)
                                             -------------
NET LOSS:
  As reported                                $  (2,410,935)
                                             =============

  Proforma                                   $  (3,370,935)
                                             =============
LOSS PER SHARE:
  As reported                                $       (0.09)
                                             =============
  Pro forma                                  $       (0.12)
                                             =============

PREFERRED STOCK:

The Company issued 2,500 shares of voting convertible preferred stock in relation to the acquisition of e-RiverMarketing.com. The voting preferred stock was convertible into 2,500,000 shares of common stock as of July 10, 2002. The company elected to issue 2,500,000 shares of Series B preferred stock, that has a 1 for 1 common stock conversion, to replace the previously issued 2500 shares of Series A preferred stock. All other rights and privileges were consistent between the issuance's.

                   REGENCY GROUP LIMITED, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 5
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment activities for the nine-month period ending March 31, 2001, which have resulted in a deficiency of working capital of approximately $958,895 and an accumulated deficit of approximately $2,805,590 as of March 31, 2001.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS AND OUR ANNUAL REPORT.

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending March 31, 2001 increased to $64,881 compared to zero for the three months ending March 31, 2000. For the nine months ending March 31, 2001, total revenues increased to $1,099,383 compared to $2,666 for the nine months ending March 31, 2000. Regency commenced operations in February of 1999 and the increase in revenues reflects the ramping-up of operating activities in the Company's second year of operations. The major component of revenue for the three and nine month periods ending March 31, 2001 are derived from the sales of computers and consumer electronics. The Company has experienced a significant decrease in recent quarterly sales volume.

     COST-OF-SALES

     Total cost-of-sales for the three months ending March 31, 2001 increased to $16,524 from $149 for the three months ending March 31, 2000. For the nine months ending March 31, 2001, total cost-of-sales increased to $964,073 from $149 for the nine-month period ending March 31, 2000. The total cost-of-sales for both the three and nine month periods ending March 31, 2001 were generated from The Company's purchase of computer and consumer electronics for resale over the internet.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending March 31, 2001 were $293,665 compared to $27,284 for the three months ending March 31, 2000, an increase of 976%. Total general and administrative expenses for the nine months ending March 31, 2001 were $984,867 compared to $89,183 for the nine months ending March 31, 2000, an increase of 1004%. The components of general and administrative expense for the three and nine month periods ending March 31, 2001 are broken out as follows:

                       THREE MONTHS ENDING MARCH 31, 2001

    *   $50,224 or 17% was incurred for depreciation and amortization.
    *   $48,830 or 17% was incurred for salaries and benefits.
    *   $12,190 or 4% was incurred for legal, accounting and consulting fees.
    *   $22,147 or 8% was incurred for facilities rent.
    *   $14,394 or 5% was incurred for telephone expense.
    *   $28,008 or 9% was incurred for inventory shrinkage.
    *   $117,872 or 40% was related to "Other Expense" and office expense items.

                        NINE MONTHS ENDING MARCH 31, 2001

    *   $151,529 or 15% was incurred for depreciation and amortization.
    *   $379,825 or 39% was incurred for salaries and benefits.
    *   $128,893 or 13% was incurred for legal, accounting and consulting fees.
    *   $73,057 or 7% was incurred for facilities rent.
    *   $39,926 or 4% was incurred for telephone expense.
    *   $35,602 or 4% was incurred for inventory shrinkage.
    *   $176,035 or 18% was related to "Other Expense" and office expense items.

     OTHER INCOME AND EXPENSE

     Total other expenses for the three months ending March 31, 2001 were $1,105,937 compared to $25,000 for the three months ending March 31, 2000. For the nine months ending March 31, 2001, total other expenses were $1,561,378 compared to $25,000 for the nine months ending March 31, 1999. Other expenses include expenses in the amounts of $1,102,454 and $455,142 related to the impairment of assets and the write-off of a minority investment, respectively.

     NET LOSS

     Our net loss for the three months ending March 31, 2001 was $1,351,245 compared to a net loss of $52,433 for the nine months ending March 31, 2000, an increase of $1,298,812. The Company's net loss for the nine months ending March 31, 2001 was $2,410,935 compared to a net loss of $111,666 for the nine months ending March 31, 2000, an increase of $2,299,269. The net loss for the three and nine months ending March 31, 2001 was due in-part to the write-off related to the impairment of assets in the amount of $1,102,454 and the write-off of a minority investment in the amount of $455,142. Without these expenses, the net loss would have been $248,791 and $853,339, respectively for the three and nine month periods ended March 31, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of equity. At March 31, 2001, our principal source of liquidity was approximately $45,419 in cash and $8,821 in trade receivables compared with approximately $122,685 in cash at June 30, 2000. We intend to generate additional capital, from various sources, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised from these various sources, together with current available cash, is anticipated to sustain Regency's operating and investment activities through the current fiscal year.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     Regency was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders during the period covered by this filing.

ITEM 4. OTHER INFORMATION

     Item not applicable

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     2-12-01 Change in CEO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: MAY 11, 2001                      REGENCY GROUP, LIMITED



                                        By: /s/ Terry Neild
                                            ---------------------------
                                            Terry Neild
                                            Chief Executive Officer