Form 10KSB
period 2001-06-30
REGENCY GROUP LTD INC
filed 2001-10-16
CIK 1084805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   Form 10-KSB
                                   -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                    For the Fiscal Year ended June 30, 2001

                          Commission File No. 000-26687

                           The Regency Group, Limited
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                          88-0429812
      (State or other jurisdiction                             I.R.S. Employer
   of incorporation or organization)                       Identification Number

         8930 E. Raintree Drive
                Suite 100
           Scottsdale, Arizona                                      85260
(Address of Principal Executive Offices)                         (Zip Code)

                                  480-444-0081
            (The Registrant's telephone number, including area code)

           Securities Registered pursuant to section 12(b) of the act:
                                      None

           Securities Registered pursuant to section 12(g) of the act:
                    Common Stock, $0.001 par value per share

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III if this form 10-K (SB) or any amendment to this Form 10-K (SB): [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price per share of the common stock on October 10, 2001 of $.055, as reported on the OTCBB, was approximately $917,000. Shares of common stock held by each officer and director and by each person known to Regency Group, Limited who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 10, 2001, the registrant had 27,980,800 shares of common stock outstanding

                           THE REGENCY GROUP, LIMITED
                        2001 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----

Item 1     Business........................................................    3
Item 2     Property........................................................   10
Item 3     Legal Proceedings...............................................   10
Item 4     Submission of Matters to a Vote of Security Holders.............   10

                                     PART II

Item 5     Market for Common Equity and Related Stockholder's Matters......   11
Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   11
Item 7     Financial Statements............................................   16
Item 8     Changes in and Disagreements with Accountants and Financial
           Disclosure .....................................................   30

                                    PART III

Item 9     Directors, Executive Officers, Promoters, and Control Persons...   31
Item 10    Executive Compensation..........................................   31
Item 11    Security Ownership of Certain Beneficial Owners and Management..   32

                                     PART IV

Item 12    Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .......................................................   34

Signatures  ...............................................................   34

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

OVERVIEW

     The Regency Group, Limited (Regency) is a technology-based investment company that was incorporated in February of 1999. Based in Scottsdale, Arizona, the firm makes investments in companies that are developing key emerging technologies. Regency's main focus is developing the Companies that it has interests in with a view towards enhancing their value as potential take-over targets or through taking them public. Regency provides financial, management, and technical support as needed. We believe we are positioned to act promptly on potential opportunities.

STRATEGY

     Our strategy is to provide technology-based outdoor mobile marketing media solutions, business-to-business e-commerce solutions, web-marketing services, and sales and managerial expertise. We have made investments in technology companies and formed strategic relationships that we believe position us to be competitive, and we apply our business philosophy and expertise to deliver a compelling menu of services to our clients. We are continually reviewing investment and development opportunities that are consistent with our core strategy. In July, 2001, Regency formed Regency Preferred Corporation, a wholly owned subsidiary, to take advantage of the market for outdoor mobile media. Previously, we had made a significant investment in AdZone Interactive.

                          REGENCY PREFERRED CORPORATION

     Regency Preferred Corporation is a wholly owned subsidiary of Regency Group Limited. It was founded by Terry Neild, an experienced management executive with extensive background in the consumer products and retail marketing industry, for the purpose of capitalizing upon the recent and dramatic changes favoring the transition of traditional advertising to alternative media types, particularly those such as mobile electronic advertising which target the new "mobile" consumer.

                      ALTERNATIVE MEDIA - THE MOBILE MARKET

     Current consumer trends and the highly competitive advertising arena favor immediacy and proximity of advertising delivery to the consumer. Outdoor advertising has long been favored as a media to cost-effectively deliver image exposures to consumers while they are essentially captive in their cars or to bring local or event venue advertising direct to the consumer. The emergence of the "mobile" consumer, who is spending increasing amounts of time in the car and/or destination-bound, has favored the emergence of outdoor advertising media as a potent regional and national advertising mechanism.

     Similarly, localized event merchandizing has found that outdoor media has strong pull for "mobile" consumers. Nonetheless, as competition for local venues and for the attention of the "mobile" consumer has increased, so has the pursuit of alternative advertising media. This presents a significant opportunity for the Company that can secure, manage and grow these resources.

     In light of these opportunities and trends, Regency Preferred Corporation sought to secure a lead position in select regional alternative media opportunities, seeking to acquire strategic assets and to bring to them the proven management, operating and financial experience of its team in order to grow the businesses and to expand them on a national scale. The company sought opportunities that provide:

     *    High exposure, low cost venues
     *    Versatile media
     *    Regional and national account capability
     *    Positioning with the emerging "mobile" advertising trends
     *    Distinct competitive advantages
     *    E-commerce enabled

     Furthermore, The Company believes the current economic downturn presents discounting opportunities. Advertising invariably suffers during economic downturns, putting pressure on revenues, cash flow and ultimately valuations. The Company believes there will be significant opportunities to make acquisitions at a significant discount-to-market value because of the recessionary pressures now occurring in the US and worldwide.

                                  THE BUSINESS

     Regency Preferred Corporation, is in the business of:

     *    Developing and/or acquiring existing mobile media companies.
     * Providing capital, management, marketing and contracting to grow these companies.
     * Bringing operational efficiencies, maximizing the tremendous cash flow opportunities inherent in mobile media.
     * Providing rapid build out and positioning for the rapidly emerging "mobile media" content delivery.

     The Company believes it can create long-term value by consolidating the fragmented regional aspects of the emerging mobile media markets into a national company. This approach should have several significant competitive advantages:

     *    Uniformity of management practices
     *    Economies of scale
     *    Availability of capital
     *    National accounts capture
     *    Visibility and client retention
     *    Lowered overhead
     *    Enhanced profitability

     In  addition,  the  Company  intends to "cookie  cutter" its  approach  for growth, replicating its management and acquisition models across the country, allowing it to more efficiently identify, assess, implement and manage acquisitions, quickly building a national network of uniformly and efficiently managed mobile media assets.

                               THE BUSINESS MODEL

     The mobile media business model is based upon the simple approach of:

     *    Filling the market need for mobile advertising in major markets
     * Using state-of-the art technology which provides critical competitive advantages
     *    Coupling this with national business
     *    Filling in with local business
     *    Positioning for interactivity
     *    Partnering

      FILLING THE UNMET MARKET NEED FOR MOBILE ADVERTISING IN MAJOR MARKETS

     The Company has identified a huge need for high visibility, temporary and mobile real-time advertising. There are national and local advertisers that are actively seeking cost-effective means to bring their messages to their potential consumers in an immediate and as high-impact a manner as possible. This requires placement of advertisements in areas of high traffic, where repeat images are possible. Unlike fixed advertisement venues which have severe placement, licensing and logistical limitations, mobile media requires only identification of the proper geographical area and demographics, which is then coupled with the proper technology for delivering the advertising message in the most efficient and high impact means possible.

USING STATE-OF-THE-ART TECHNOLOGY WHICH PROVIDES CRITICAL COMPETITIVE ADVANTAGES

     Mobile media technology is evolving into a blend of technology and practicality:

     * The technology must provide the means to deliver real-time advertisements in diverse environments with full multi-media capabilities and electronic presentation, production and connectivity.
     * The practicality inherent in mobile media comes from a need to manage the tough realities of delivering advertising on time with minimal downtime in harsh environments.

                                DELIVERY PLATFORM

     PROVEN CAPABILITIES - The vans have a strong operating track record. They have been thoroughly reviewed for reliability, both in terms of on-the-road uptime as well as electronic component and systems reliability.

     MODERN PROPERLY ADAPTED TRUCKS - Delivering advertising in multiple venues requires proper visibility, drivability, range, serviceability, parking capability and layout. These trucks have proven to be ideal in meeting all of these requirements.

     STATE-OF-THE-ART DISPLAY TECHNOLOGY - These vans combine:

     * New state-of-the-art rear projection display screens positioned to encompass the three major sides of the truck, allowing almost universal visibility in all lighting situations.
     * This is coupled with live-feed and wireless connectivity options that enable real-time delivery of advertising content as well as pre-produced content. This allows for rapid change out of copy and Minimal production time and expense
     * This technology platform provides for full-time advertising display as well as timed-shift advertising. This allows the Company to serve a broad variety of clientele, moderate the advertising messages to comply with State and local zoning, to rapidly accommodate both national and local advertisers utilizing one uniform platform and delivery vehicle, and maximize the revenue potential from each mobile platform

                                 LOCAL BUSINESS

     National accounts, lower production costs and versatility of venues brings added revenue stability, enhanced profitability, stronger growth opportunities and a stable and visible base for attracting local advertising business. Local advertising business is less reliable but can be highly profitable. "Filling in" with local business can dramatically enhance the cash flow and profitability of each mobile platform.

                                NATIONAL BUSINESS

     The bread and butter of the mobile advertising are national accounts. Currently, the mobile media market is in its infancy, with few candidates offering suitably robust platforms to attract national accounts. We will be offering multi-venue, multi-market capabilities, which are suitable for national advertisers. Furthermore, the Company's multimedia capabilities allow national advertisers to integrate their messages across multiple platforms, utilizing television content for radio and outdoor. This is attractive due to:

     *    Reduction in production costs
     *    Reduction in time to market
     *    Integration and uniformity of advertising campaigns
     *    Ease of media buying

                          POSITIONING FOR INTERACTIVITY

     There are few advertising platforms that are positioned for true multimedia interactivity, including:

     *    Live feed
     *    Event simulcast
     *    Proximity messaging
     *    Timed offerings

     Our   multi-market,   multi-venue   platform,   technology   and   wireless
capabilities position the Company to take a lead in providing these capabilities to advertisers as the market develops and grows.

     The entire industry is moving toward bringing the advertising message right to the consumer i.e. "mobile media". GPS and proximity broadcasting are in development worldwide, with applications directed at consumers in their phones, their PDA's and their autos. The connectivity and display capabilities position the Company to be an ideal distribution channel for this emerging trend.

                                   PARTNERING

     These capabilities and market positioning should provide the Company with an attractive platform for partnering in order to expand its scope and offerings. The Company believes it will rapidly be able to pursue partnerships with:

     *    Alternative media enterprises such as radio
     *    Advertising buying companies
     *    Integrated marketing companies
     *    Exclusive media ventures

                                  ACQUISITIONS

     The Company is in negotiations to acquire an existing confidential mobile media company. Upon completion of this acquisition, and initial build-out, the Company intends to immediately pursue additional acquisitions.

     Regency believes the current downturn in the economy favors media acquisitions at discount pricing. This is coupled with the Company's belief that investment in the working assets of alternative media companies makes an ideal managed-risk, high cash-on-cash profile investment. These types of assets are generally re-marketable; often geography insensitive and they can be managed as Separate Business Units (SBU's), generating dedicated cash flow, particular to each asset. This makes them relatively secure, manageable and predictable in cash flow potential. These assets usually generate substantial cash flow, making the purchases of additional units a risk-managed, easy to control, high growth prospect investment. Growth of regionally based media companies is often limited by access to capital and limitations on access to national advertisers due to their lack of breadth of coverage. Bringing capital, national advertising accounts, consolidated overhead and efficient management is a simple, high growth strategy for taking and keeping leadership in this niche market. The Company intends to build upon its position with the mobile media company and to pursue similarly profiled investments as quickly as possible.

                             INDUSTRY & MARKETPLACE

                                   ADVERTISING

     The $200 billion dollar advertising industry is mature and highly competitive. With a broad range of established media and venues, advertisers are constantly seeking alternative advertising vehicles that can deliver messages to consumers with impact, immediacy and retention. Coupled with this are the rapidly shifting consumer trends of age, lifestyle and mobility, favoring advertising methods that bring the message to the consumers in their environment, with immediacy and differentiation from the current complex, competitive advertising background. As a result, outdoor advertising, which caters to the increasingly mobile consumer, has grown to over $4 billion in annual revenues.

     Traditional media such as print, television, outdoor and radio rely heavily on alternative creative content and repetition in order to capture the attention of the consumers. As a result, advertising and creative agencies play critical roles in traditional advertising, adapting content to fit in familiar undifferentiating traditional media. Outside of these venues, technology and innovation can play a key role, especially if they provide the means to bring messages to consumers in a more convenient, immediate and memorable way. Mobile media is an ideal medium, utilizing new technology and practical innovation.

                          CHANGES FAVORING MOBILE MEDIA

     There are numerous significant market forces that are rapidly emerging to drive the growth and importance of mobile media. These changes are occurring as a confluence of events, which, independently, are relatively uneventful, but as a whole, they lead to entirely different market drivers that support mobile media as a mainstream advertising platform.

                               THE MOBILE CONSUMER

     Today's consumers are unlike any of the past. They are:

     *    Less urban, traveling more
     *    More informed
     *    Less media sensitive
     *    More physically mobile
     *    More event driven
     *    Plugged in (e-commerce)
     *    Consuming more, saving less

     As a result, today's consumer spends more time on the road, at events, pursuing lifestyle, consumables and experiences. Reaching these increasingly aware, demanding and mobile consumers is a daunting task, particularly in the face of relentless traditional media. Catching consumers while mobile, in action, on-site, with immediacy and differentiating multimedia is now a high value proposition. Only now is the technology advancing to allow this to occur.

                                   TECHNOLOGY

     Only in the last several years has the appropriate technology developed to enable true mobile media advertising. These technologies include:

     *    Large daylight capable rear projection displays
     *    Presentation and streaming hardware and software
     *    Delivery hardware and software
     *    Information channels and bandwidth
     *    Wireless technology

     True "mobile media", which can deliver full multimedia advertising in real time, coordinated for accurate geographic delivery and cost-effective production, implementation, scheduling and reporting, has simply been unavailable until now.

                                       LAW

     Furthermore, advertising zoning laws can be quite restrictive. As a result, static outdoor advertising media encountered problems with versatility and adaptability in meeting strict laws, thus limiting its adaptation and/or extension into new markets. The production and change-out costs and implementation timing were simply too onerous. Only with the advent of true mobile computer-driven media, can the cost and required versatility to meet these laws be met. This presents a true window-of-opportunity to take advantage of former barriers-to-entry and to stake leadership in these markets.

                                      COST

     Cost is a major factor in media choice for advertisers, particularly in times of a down economy. Traditional outdoor advertising has significant limitations due to the costs of producing and mounting ads. These costs include:

     *    Production
     *    Conversion
     *    Delivery
     *    Make-up
     *    Installation

     Current mobile media technology streamlines and minimized each of these cost elements, resulting in:

     *    Lowered production costs
     *    Immediate/no conversion required
     *    E-delivery
     *    Elimination of make-up and installation.
     *    Instantaneous, no cost change out

                             BANDWIDTH AND CAPACITY

     Only recently have we seen the development of delivery technology and capacity that can allow full internet-enabled multimedia content delivery in real time. Coupled with emerging high-speed wireless technology, mobile multimedia is now enabled. Moreover, advertisers, who increasingly demand immediacy of their message, can deliver timed, immediate, sequential or truly interactive messages to their audiences, gaining true added value from the mobile media platform. Those who quickly capture leadership in the practical delivery of this new media will have strong market share leadership foundations.

                                    SERVICES

     Our mobile media initiative includes offering comprehensive mobile media services, ranging from turnkey mobile advertising services, to simple mobile imaging with sound. Initially, the Company will offer services that emphasize delivery instead of production services. This allows the Company to tap current advertisers with produced advertising thereby incurring minimal overhead, allowing the Company to focus on growing the delivery platform, adding talent-intensive services at a later time. In the meantime, the Company can offer comprehensives services to meet demand through a series of advertising services vendor relationships. These will allow the Company to fulfill its client's needs, augment the Company's revenue stream through profit sharing arrangements, while minimizing permanent overhead that would limit the Company's planned rapid expansion into multiple markets. The Company's current offerings will be:

                    MOBILE ADVERTISEMENTS - SPECIFIC ACCOUNT

     The Company will allow exclusive use of a limited number of its vans for single advertisers. While this may not bring the most cost-effective use of our mobile media platform to the client because of lost cost-sharing opportunities, some advertisers have indicated a desire for exclusivity and, even further, for branded exclusivity, where the entire outdoor mobile media truck would be logoed and dedicated to a particular client.

                    MOBILE ADVERTISEMENTS - MULTIPLE ACCOUNTS

     The Company anticipates that the bulk of its business will come from multiple account advertising, wherein multiple clients share the display space time on each or a series of vans. This type of scenario generally has one or two lead national accounts that dominate the ad space, while the remainder is "filled in" with local advertisements.

                       MOBILE ADVERTISEMENTS - ON LOCATION

     As the Company has evaluated the mobile media markets, it has found increasing demand for on-location advertising. This is alternative advertising designed to attract consumers to a particular proximate attraction or event. Examples of this include:

     * Las Vegas: Competing casinos strive to attract walk-by consumers, either with or for an attraction or with a special offering. Their objective is to draw in the consumer immediately with a timely and immediate advertisement. However, these needs change daily, even hourly and signage is tightly zoned and expensive to change. An outdoor mobile media truck out front is an ideal real-time, low-cost, high-value advertisement platform.
     * Fairs and Shows: Fairs and shows strive to have their clients come back to the event, often advertising ticket rebates, special attractions or other incentives. However, due to the temporary nature of these venues, they are severely restricted in their ability to advertise these incentives. Furthermore, they have little time to produce and implement the actual advertisement due to the limited tenure of the event/venue themselves. An outdoor mobile media truck is an ideal platform for high visibility, high impact event and incentive advertising, where advertisers need to reach consumers on-location.

         TEMPORARY PLACEMENT ADVERTISEMENTS OR IMAGING - VENUE SPECIFIC

     Events such as the X-games, the Olympics or other sports events present enormous opportunities for both advertisers and event sponsors to utilize the flexibility, immediacy, multimedia and simulcast capabilities of the outdoor mobile media platform. Limited viewing and dispersed audiences make delivery of the event coverage and sponsorship in remote viewing locations a strong pull and revenue enhancement mechanism for these types of venues. Similarly, trade shows are, by nature, temporary, making them ideal venues for temporary, high visibility multimedia displays. The ADVANtage(TM) vans can be quickly adapted to be a high impact trade show centerpiece. These types of services are simple and easy for the Company to deliver consistently and on time, with minimal overhead at premium prices.

                             THE ADVANTAGE(TM) VANS

     Our outdoor mobile media initiative will have critical advantages with its technology and delivery platform, the ADVANtage(TM) vans. These field-proven mobile multimedia studios provide an ideal blend of practicality and technology.

     * THE TRUCK - The outdoor mobile media vans are built upon the heavy duty Ford F-350 platform. This is one of the most durable, fuel-efficient, reliable and fleet-use proven trucks in the industry.
     * THE SCREENS - Proprietary state-of-the-art rear projection displays make up the composite full-wall displays on our vans. These screens are specially selected for their day and night visibility. More important, however, is the additional proprietary suspension system that buffers the screens from constant road shock, while also allowing easy swap out of replacement screens coupled with antitheft security.
     * THE PLACEMENT - The unique outdoor mobile media setup allows for full three-sided placement of its screens, while still allowing space within the truck for a full mobile office. As a result, while both on the road and while stationary, the ADVANtage(TM) vans provide exceptional exposure and practical functionality.
     * THE SETUP - Each truck is equipped with Utility plug ins, Generators, Integrated power management systems, Dedicated climate control, PC with redundant systems, Power backup, Fax, Telephone, Wireless internet, CDRW, RHD, Tape, Dish (as needed), Theater quality sound broadcast equipment,
     * SELF-SUFFICIENT MOBILE UNITS - all trucks combine office, studio, presentation, sound, capabilities and are Essentially "full-service multimedia advertising on wheels".

                                  MANUFACTURING

     The Company's proprietary west coast-based manufacturer will build new vans until such time as it is economical and practical to bring this in house. Each truck requires 60 days from time of order to complete. The Company's manufacturer can complete and deliver an initial order of up to 20 vans in 90 days. Vans will carry extended warrantees, and all electronic components will have critical redundancies and can be immediately changed out upon failure of a component. Each truck will carry critical backup equipment, and the Company will provide overnight swap out services.

                                     SERVICE

     Service will be performed during the hours of 12 AM through 7 AM, utilizing contract fleet service providers in each market. Each truck will undergo routine preventive fleet maintenance procedures. These types of service arrangements are highly cost-effective, reliable and well established in each of the Company's primary target markets.

                                    LOGISTICS

     Each market will have a minimum of two vans servicing the market. This allows for downtime and servicing, with an expected combined truck up time of nearly 95%. Routing will be established weekly and daily by headquarters, prioritized by national accounts scheduling. Local managers will have the responsibility for "fill-in" scheduling, reviewed daily by headquarters.

                                       I/T

     I/T services will be managed from headquarters. This will include all production coordination, service, interactivity and systems design and management. This will also include centralized training and protocols. Systems will include hourly monitoring of on-site activities and twice-daily route reporting.

                             PERSONNEL AND TRAINING

     In order to insure quality control, reliable uptime and comprehensive product uniformity, all personnel will be screened and trained through the Company headquarters. All payroll and HR functions will be directed out of headquarters in order to ensure that the company can reliably and efficiently manage each local operation with the uniformity required in order to rapidly grow the company and to secure and maintain national accounts. Each local market will be overseen by a local manager who will have specific responsibilities initially limited to:

     *    Implementation of national account media delivery and routes
     *    Local advertising sales
     *    Local personnel management
     *    Reporting

                                   PRODUCTION

     Our outdoor mobile media production will be fully electronic, with wireless connectivity and a full multimedia software library capable of handling all major media formats. As a result, we will be able to quickly interface with most advertising and creative agencies, accepting a broad range of formats for immediate display. In addition, the technology platform inherent in each truck, coupled with selected regional vendors, will allow us to provide media production capabilities for its regional clients. Initially, however, all production will be managed out of headquarters, with all project design, finance and project management elements overseen by the company's marketing staff.

                               MARKETING AND SALES

                                    MARKETING

     The Company's marketing efforts will be directed toward national accounts, and the Company's image will be as a national multimedia organization. As a result, the Company's overall image will be uniform across markets, tightly controlled by the corporate marketing staff.

                                      SALES

     Our outdoor mobile media strategic sales efforts will be two-pronged:

     *    National Accounts
     *    Fill-in regional sales

     The Company's national account manager and staff will pursue national sales, the primary emphasis of the company. Regional managers will be responsible for implementing the national accounts and then filling in open time slots with regional advertising sales.

     The Company has found that the blend of national account demand vs. regional account demand is region specific. For example, local venues in Las Vegas, once attracted by the image of the Company's vans showing national advertisements, could take the entire time allotment normally allowed for national and regional ads combined. Nonetheless, we believe the long-term success of the Company will be driven by national accounts.

     The company believes it has the best platform in the market, with:

     *    Practical application of the best technology
     *    Ability to meet the market at the point of need
     *    Robust markets
     *    Flexibility, reliability, pricing
     *    Immediacy, impact and modern media

     This gives us the ability to secure national and regional sales with low marketing overhead, reduced lag-times and high repeat business.

     The full multimedia capabilities of the ADVANtage(TM) Mobile Media vans allow the Company to pursue a broad range of clientele across many market segments. The Company has two primary components to its initial marketing plan.

     *    Positioning for national accounts
     *    Segmenting and targeting high value regional and local market segments

                               MARKET SEGMENTATION

     The Company has segmented its markets to favor the company's emerging growth stage and to target geography, demographics and venue.

                                      STAGE

     The early stage of the Company requires that its efforts be triaged to only highest use venues and areas. This means that the Company will only initially pursue areas that have:

     *    Broad supporting demographics.
     *    Established national advertising account buying history

                                NATIONAL ACCOUNTS

     Marketing to national accounts is conducted through advertising agencies, media buying companies and the new emerging integrated media companies that serve as intermediaries for national advertisers, particularly in alternative advertising venues.

     According to Advertising Age Magazine, there are over 84 companies with advertising budgets in excess of $200 million annually. As these companies seek additional ways to promote their products and services nationwide, we recognize that these companies offer the greatest market potential for having its vehicles included in their marketing mix. Our advantages are simple and provide compelling differentiation. National accounts look for differentiation, coverage and reach. We meets these needs with state of the art, easy to implement and value priced alternative media offerings.

                             LOCAL/REGIONAL ACCOUNTS

     Local and regional advertising can be quite lucrative. Indeed, there are enough high-value opportunities that the Company must segment and prioritize its marketing efforts, separating the best geographic markets and the best market segments within them.

                                  DEMOGRAPHICS

     In the US there are 121 cities with at least 200,000 households. The Company is ranking cities offering the greatest marketing potential for the number of vehicles that can be supported related to the total household count. One of our vehicles can be supported in a community with at least 200,000. Recognizing that many cities have considerably more households in their media markets, and can support additional vehicles, the market potential increases to over 400 vehicles nation wide.

     As an example of market potential, New York City and its surrounding market area have 6.7 million households. At one vehicle per every 200,000 households, the New York City market can support 33 vehicles. Los Angeles with 4.9 million households can support nearly 25 vehicles. Portland, Oregon with 933,440 households can support nearly 5 vehicles and Eugene, Oregon and its surrounding area of 204,000 can support 1 vehicle. WE recognizes that all markets will not be able to set up immediately, but the data supports a vast market potential for the company and it's concepts.

                               HIGH VALUE MARKETS

     In addition to selling into proven markets, the Company is positioning for capturing on-the-ground mobile media market share in high value markets, enhancing the Company's partnering, sale and or merger possibilities with these major outdoor advertisers. There are numerous proven high value markets that are ideally suited for our offering. These include:

     *    Trade shows and conventions
     *    Special Events
     *    Tourism
     *    Political Campaigns
     *    Destinations

                                 SPECIAL EVENTS

     Community events, such as major golf tournaments, car races, or other special interest venues that attract large numbers of attendees and/or spectators are vibrant markets for the visual impact deliverable by us. These events can dovetail national advertising in unprecedented flexible formatting. Furthermore, they provide enormous visibility for the Company because of collateral television coverage and executive attendance.

                            PROVEN GEOGRAPHIC MARKETS

     We do not have to forge new paths. We will essentially "piggy-back' on the market research and proven results of the majors. The market for outdoor and alternative advertising is established and thriving. The compelling advantages of our media platform allow the Company to target high value markets immediately. The Company has selected several priority markets according to the viability of these markets as established by the leading outdoor advertisers, including:

     *    Outdoor Systems
     *    Eller Media
     *    3M Media
     *    Universal
     *    Lamar Outdoor Advertising
     *    Whiteco Outdoor
     *    AK Media
     *    Martin Media
     *    Don Ray Media
     *    Adams Outdoor Advertising

                                   TRADE SHOWS

     According to the TradeShow Week Data Book, there were 2,226 large trade shows in 1998; 571 consumer shows; and 1,484 shows open to both the trade and public. Of these, 481 trade shows generated attendance in excess of 50,000 attendees. While our media vehicles will certainly be used for many smaller shows, the company believes that the larger shows offer significant marketing opportunity for use in promoting exhibitor's products and services along the hotel-convention center route.

     The company projects that its vehicles can be pre-booked with one or more exhibitors, each renting time to have their messages and products projected for viewing by trade show attendees along the hotel-convention center route.

     According to the TradeShow Week Data Book, there are over 10 cities with at least 75 major trade shows annually. These include:

     *     Chicago                156
     *     Toronto                151
     *     New York City          138
     *     Atlanta                130
     *     Dallas                 122
     *     Las Vegas              121
     *     Orlando                 99
     *     San Francisco           91
     *     Boston                  77
     *     New Orleans             75

     These larger shows present a tremendous marketing opportunity for us. With over 1.4 million exhibiting companies, and 110 million attendees visiting trade shows in 1998, we will be focused on developing this robust source of business. In addition, there are many cities with more shows that could utilize our vehicles. As an example, Las Vegas held over 650 expositions in 1998.

                              POLITICAL CAMPAIGNS:

     Political campaigns are now big business. Television and grass roots campaigning are mainstays in this growing arena. Our outdoor mobile media initiative offers an ideal hybrid vehicle for taking television-produced messages into communities as grass roots campaigns. With high demand placed on the candidate's time, we can serve as a "real-life" surrogate. Delivering highly visible personalized messages offers huge impact. We will be able to provide candidates with the ability to bring issues live to targeted audiences, simulcasting speeches for example. This type of campaigning is high-value, high-impact and truly unprecedented.



                                     TOURISM

     According to national studies, 35 of the world's top 200 vacation destinations are found in the United States. Each of these 35 locations spends significant dollars to attract new and returning vacationers. The Company foresees developing marketing campaigns for Hawaii and other destinations to be showcased in its top markets to correspond with weather, vacation timing and/or special offerings, such as discount seasons.

     Another example includes Las Vegas or other gambling destinations to 1) attract the visitors to Las Vegas or 2) to lure the vacationer into a particular casino or show. In many cases, the marketing campaigns involving our vehicles may be entirely used by one major advertiser. However, the company recognizes that a greater market will develop if numerous advertisers within a destination site combine their advertising resources and share in the purchased our media time.

                                  DESTINATIONS

     Destinations compete aggressively for customers, often out at the street level. Destinations, such as theatres, local tourist attractions, malls, historical sites or even gift sales are viable markets.

                                 MARKETING PLAN

     The compelling advantages, field-proven technology and pricing of our offering allows the Company to have a simple and direct marketing plan. Easily implemented from headquarters and simple to train and manage locally, this plan is seen as the key to being able to "cookie-cutter" the Company's growth into multiple markets. The company's plan has:

     *    Prioritized markets
     *    Targeted messages
     *    A no-nonsense, highly trained sales force

                               PRIORITIZED MARKETS

     We have a focused implementation plan, with prioritized markets and clear, manageable and predictable sales prospects.

     *    National Ads via established sales channels
     *    Regional sales, driven by:
          -    Local Advertising Agencies
          -    Calendared Events
          -    National Sponsor to local events
          -    High visibility local venues

                                TARGETED MESSAGES

     We deliver a simple message

     *    Immediacy
     *    Multimedia
     *    State-of-the-art impact
     *    Flexibility
     *    Convenience
     *    Price

     Clear  marketing  messages  make our  services  easy to buy and  implement.
Targeting these messages to clearly and easily identifiable prospects streamlines the Company's marketing process. The sale is low tech, clear value-added and simple.

                     NO NONSENSE HIGHLY TRAINED SALES FORCE

     The lessons learned by the outdoor billboard market are not lost on us. During the 1980's the outdoor billboard markets consolidated, with smaller companies becoming acquisition targets for larger media companies that had the strength of national advertising accounts. Nonetheless, the consolidated companies found that there was no substitute for aggressive direct account sales to fill the ad space. With the exception of our corporate staff, the entire employee base is a highly trained sales force, utilizing incentives to pursue targeted accounts. As a result, our marketing plan is a simple easy to implement.

                                   COMPETITION

     The Company faces significant competition. Indeed, it is creating new market share in the midst of the established and highly competitive advertising arena. However, this media type is new and so innovative in its delivery of multimedia advertising that it competes directly with only several types of traditional advertising: outdoor billboards, transit and fixed frame temporary signs. Furthermore, when this new type of mobile media is compared to these types of media, the features and benefits are so dramatically different that direct comparison is difficult. Mobile media is, in fact, a new niche within the industry, bringing new content, form and mobility, and altogether changing the way advertisers think about delivering their messages.

     The clear advantages of this media differentiate it from the competition. The matrix below illustrates the comparative positioning of our mobile media offering.

CATEGORY            TYPE                POSITIONING            COMPETITORS              COMPARISON
--------            ----                -----------            -----------              ----------
INDIRECT
     Print          * Single media      * In home              * National               * In home only
                                                                                        * Single media
                                                                                        * Limited immediacy
     Cable          * Multimedia        * In home              * National, regional     * In home only
     Television     * Multimedia        * In home              * National, regional     * In home only
     Internet       * Multimedia        * In home,             * National               * In home only
                                          mobile devices
     Radio          * Single media      * Auto, in home        * National, regional     * Single media
                                                                                        * Auto, in home only

DIRECT
     BILLBOARD      * Fixed             * Auto                 * National, Regional     * Single images
                                                                                        * Auto only
                                                                                        * No multimedia
                                                                                        * High change out burden
                    * Mechanical        * Auto                 * National, Regional     * Limited images
                      multi-image                                                       * Auto only
                      (limited)                                                         * No multimedia
                                                                                        * Change out burden

     TRANSIT        * Fixed             * Auto, Pedestrian     * National, Regional     * Single images
                                                                                        * Change out burden
                                                                                        * No multimedia

     Taxis          * Single media      * Auto, Pedestrian     * Regional, national     * Routing issues
                                                                                        * Single media
                                                                                        * Change out issues

     PDA's          * Limited           * Consumer             * Emerging               * Infrastructure burden
                      multimedia                                                        * Technology hurdles
                                                                                        * Device specific
                                                                                        * Consumer specific

CATEGORY            TYPE                POSITIONING            COMPETITORS              COMPARISON
--------            ----                -----------            -----------              ----------
ALTERNATIVE
     Mobile --      * Multimedia        * Auto, Pedestrian,    * Emerging, limited      * Multimedia
     Electronic                           Event, Indoor          regional               * Low change out burden
     van/truck                                                                          * Flexible mobility

     Mobile -       * Single media      * Auto, Pedestrian,    * Regional               * Single media
     fixed frame                          Event, Indoor                                 * Change out burden

     Trailers       * Single media      * Auto, Pedestrian,    * Regional               * Space, parking;
                                          Event, Indoor                                   legislation issues
                                                                                        * Single media
                                                                                        * Change out burden

     Bicycles       * Single media      * Auto, Pedestrian,    * Regional               * Single media
                                          Limited event                                 * Change out burden

     Wraps; cars,   * Single media      * Auto, Pedestrian     * Regional               * Single media
     buses, etc.                          Event                                         * Change out burden
                                                                                        * Routing issues

     Taxis          * Single media      * Auto, Pedestrian     * Regiona, national      * Routing issues
                                                                                        * Single media
                                                                                        * Change out issues

     PDA's          * Limited           * Consumer             * Emerging               * Infrastructure burden
                      multimedia                                                        * Technology hurdles
                                                                                        * Device specific
                                                                                        * Consumer specific

     Nonetheless, we face competition from similar types of mobile media and alternative advertising offerings. The comparative positioning of alternative media types is highlighted above. We have found only limited, highly regionalized and/or undercapitalized competition from mobile electronic media ventures. Furthermore, the Company believes its platform offers advantages over any competing offering due to:

     *    Superior technology
     *    Superior display
     *    Superior design practicality
     *    Management practices
     *    Overhead Structure

                               ADZONE INTERACTIVE

     During the current year, we wrote-off our investment in AdZone Interactive due to operating losses and the Company's financial position. While the book value of our investment is zero, Adzone Interactive continues its operating activities. AdZone Interactive is a single source solution provider for Web Site hosting providers, Ad Agencies and Advertisers who require information about Internet advertising activity data. The Company's team of experts includes programmers, business executives and scientists who have created a suite of databases which can be searched extensively to create a wide array of timely information and reports. The Company's proprietary NetGet technology, monitors the top 2000+ International web sites 24 hours a day for content, frequency, brand, creative executions, advertiser and date. This information is updated hourly and available almost immediately with their Online Interactive AdZone Reporter.

     AdZone Interactive's service includes a sophisticated database that provides crucial advertising activity data for the most frequented sites on the Internet. It constantly monitors 2000+ International web sites and thousands of advertisers to give the most complete and up to date picture of this dynamically changing marketplace. Additionally, the websites monitored account for more than 95% of all Internet advertising revenue. The Company not only measures web publications and search engines, but also monitors online services sites such as AOL and MSN. The monitoring includes all banners, text ads, keywords, links, buttons and pop-ups. Our database has information on more than 70,000 websites and can provide detailed monthly reports from the top sites in the database. This information includes parent company, brand, expenditures and site information.

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

                EXPAND OUR PRODUCTS AND SERVICES INTO OTHER AREAS

     We intend to provide our customers with access to premier outdoor mobile media, business-to-business and business-to-consumer e-commerce solutions, at any time, from any Internet enabled device. We have invested substantial resources to develop advanced technology and web sites that facilitate our business model. As new technologies and business opportunities arise, we intend to select the most promising ideas, incorporate them into our business model and make them available to our customer base.

EMPLOYEES

     As of June 30, 2001, Regency had 2 full-time employees excluding temporary personnel and consultants. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the Phoenix/Scottsdale area is intense. Our future success depends on our ability to attract, retain and motivate highly skilled employees.

RISK FACTORS

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

              WE HAVE INCURRED AND EXPECT TO INCUR OPERATING LOSSES

     Regency was incorporated and commenced operations in February of 1999 and has incurred losses in its initial years of operations. As of June 30, 2001 we had an accumulated deficit of approximately $4,054,000. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand lines of products and services to potential clients and customers. As a result of our strategic investment initiative, it is possible that we will incur additional charges. Therefore we anticipate that we will incur additional losses in the future.

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

                       RISKS RELATED TO REGENCY'S BUSINESS

We have made several significant investments recently. We intend to pursue additional investment and/or acquisitions in the future. If we fail to integrate these initiatives, our quarterly and annual results may be adversely affected. Integrating acquired organizations, products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

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

               RECENTLY ACQUIRED BUSINESSES MAY NOT BE SUCCESSFUL

     We have recently made significant investments in companies in early stages of development and with unproven business models. Acquired features, functions, products or services may not achieve market acceptance. We expect to make additional investments and/or acquisitions in the future. The companies that we invest in or acquire may have specific technologies and other capabilities that we may not be able to successfully integrate with our existing products or services. As a result we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technologies or other intangible assets.

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

      WE MAY FACE POTENTIAL LIABILITY FROM OUR ELECTRONIC COMMERCE-RELATED
                            ADVERTISING ARRANGEMENTS

     Some of our advertising relationships will provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to the seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of the advertised products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us from all liability that may be imposed. Some of the liabilities that may result from these arrangements include:

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

        FUTURE ACQUISITIONS DEPEND ON THE STABILITY OF THE EQUITY MARKETS

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

                     UNKNOWN DEMAND FOR OUTDOOR MOBILE MEDIA

     Management estimates that there are over 100 cities with compelling markets for mobile media. The Company may be building in an overall market where demand quickly exceeds its capacity to fulfill, either though lack of adequate fulfillment capabilities or through uneven or unbalanced service. This could fuel competition and/or damage the Company's goodwill. Further, it could significantly change the company's capital requirements. The Company's initial plan is targeted, allowing selected/managed fulfillment. It is also designed to provide for initial emphasis on simple fulfillment, preparing the Company to be able to address demand issues with sufficient capital and trained, experienced management.

     While management believes the market for mobile media is large and untapped, the Company could experience lack of demand for its services. Market demand will be the end result of numerous factors such as marketing, fulfillment, reputation, competition, etc. All or one of these factors could result in unforeseen lack of demand for the Company's services.

                  COST OF SERVICING OUTDOOR MOBILE MEDIA ASSETS

     Innovation, convenience and price are the primary competitive advantages of our outdoor mobile media initiative. This requires that the Company implement high-quality, efficient fulfillment, service and support. Ultimately, utilization, efficiency and overhead will be the determining factor in how competitive our prices will be. The Company's current plan is based upon historical and projected costs. However, there are no assurances that these costs accurately reflect the cost of doing business under the Company's business model. Furthermore, there may be "unseen" costs that are discovered only after the company begins operations and discovers all of the elements required to implement its pioneering plan.

                         POTENTIAL MARKETING SHORTFALLS

     We believe our markets are driven by urgent demand. As a result, the company believes it will garner a high percentage market capture relative to its marketing expenditures. Furthermore, the company is relying heavily upon national account sales and the sales efforts of its regional managers. This strategy could leave the Company in an under marketed position with insufficient demand to fulfill its business plan. The Company's growth plan is essentially incremental, driven by van utilization. Management believes 20 vans can be marketed simply by driving each market with an advertisement on the vans themselves. Each van has low cost, high visibility marketing built in.

                           RELIANCE UPON ONE SUPPLIER

     Initially the Company will be manufacturing all of its vans with one contract manufacturer, based in the Northwest. Until such time as the Company can develop additional manufacturing relationships, this concentration of one of the most crucial elements of the Company's business plan presents substantial risk of loss in the event that this vendor became unavailable, disenfranchised, etc. Management has secured tentative agreements with additional manufacturers to mitigate the negative impact of the loss of its current vendor.

                         OUTDOOR MOBILE MEDIA TECHNOLOGY

     AMM is using state-of-the-art technology packaged to integrate all of the most sought after features for advertisers. Nonetheless, technology continues to advance and innovative new technologies could bypass AMM, bringing additional features that could render the Company's technology package obsolete or non-competitive. AMM believes that technology must be combined with strong practical design. Its mobile media platform is built upon a framework of practical application of new technology. The Company believes this approach will allow it to remain highly competitive into the foreseeable future.

                     FRAGMENTATION AND LOW BARRIERS TO ENTRY

     The mobile media market is currently fragmented, with relatively low long-term barriers to entry. Much like the outdoor advertising industry years ago, this segment of the industry is only now developing, with disparate competition. This could bring confusion and additional fragmentation to the market, obscuring the Company's position. We believe the fragmentation of the market is an opportunity for consolidation. With a lead market offering, access to capital, national accounts and a solid management team and plan, we are poised to rapidly implement a consolidation strategy, providing the opportunity to take and keep market leadership.

                               ECONOMIC VARIABLES

     Advertising traditionally suffers when the economy enters a downturn. We could experience negative economic pressures that adversely affect its sales. We believe the current economic downturn is actually an opportunity to take market share, to make acquisitions of undervalued companies and to offer high-value alternative advertising, where it will clearly differentiate itself from the normative advertising modes.

                     NEW LEGISLATION ADVERSE TO OUR BUSINESS

     Current legislation is restrictive regarding signage and alternative advertising, and adverse laws could negatively impact our ability to enter or grow in new markets. Furthermore, laws could change, further limiting the viability of mobile advertising and negatively affecting the Company's ability to grow.

ITEM 2. PROPERTY

     We are leasing facilities consisting of approximately 6,000 square feet in Scottsdale, Arizona, which we occupy under a 5-year lease. Our headquarters facilities are located in buildings constructed during 1999. We believe that our existing facilities will be adequate to accommodate our growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Regency Group, Limited was not involved in any legal proceedings during the period covered by this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders for the quarter ending June 30, 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY

     Regency Group, Limited's common stock trades on the OTC bulletin board under the symbol "RGNC.OB." The following table sets forth, on a per share basis, the high and low sales prices of the Company's common stock for the periods indicated as reported by the NASDAQ National Market.

                                                                 HIGH      LOW
                                                                 ----      ---

FISCAL YEAR ENDED JUNE 30, 2000 *
   Quarter ended September 30, 1999............................    N/A       N/A
   Quarter ended December 31, 1999.............................    N/A       N/A
   Quarter ended March 31, 2000................................    N/A       N/A
   Quarter ended June 30, 2000.................................  2.563     1.750

FISCAL YEAR ENDED JUNE 30, 2001
   Quarter ended September 30, 2000............................  1.875     1.188
   Quarter ended December 31, 2000.............................   .438      .188
   Quarter ended March 31, 2001................................   .281      .156
   Quarter ended June 30, 2001.................................   .470      .150

*    - Regency Group, Limited commenced operations in February of 1999

     As of June 30, 2001 there were 177 stockholders of record. We have never declared or paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

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

OVERVIEW

     Regency Group's strategy is to provide technology based marketing solutions, business-to-business e-commerce solutions, web-marketing services, electronics manufacturing and sales and managerial expertise. We have made investments in technology companies and formed strategic relationships that we believe position us to be competitive. We apply our business philosophy and expertise to deliver a compelling menu of services to our clients. We continually review investment and development opportunities that are consistent with our core strategy. In July, 2001, year Regency formed Regency Preferred Corp., a wholly owned subsidiary, to take advantage of the market for outdoor mobile marketing. Previously, we had made a significant investment in AdZone Interactive.

                          REGENCY PREFERRED CORPORATION

     Regency  Preferred  Corporation  ("Regency"  or the  "Company"),  a  Nevada
Corporation, is a wholly owned subsidiary of Regency Group Limited whose strategic initiative is targeted at the new "mobile" consumer. The Company intends to capture market share through the acquisition and consolidation of the currently fragmented and regionalized outdoor mobile advertising markets.

                      ALTERNATIVE MEDIA - THE MOBILE MARKET

     Current consumer trends and the highly competitive advertising arena favor immediacy and proximity of advertising delivery to the consumer. Outdoor advertising has long been favored as a media to cost-effectively deliver image exposures to consumers while they are essentially captive in their cars or to bring local or event venue advertising direct to the consumer. The emergence of the "mobile" consumer, who is spending increasing amounts of time in the car and/or destination-bound, has favored the emergence of outdoor advertising media as a potent regional and national advertising mechanism.

     Similarly, localized event merchandizing has found that outdoor media has strong pull for "mobile" consumers. Nonetheless, as competition for local venues and for the attention of the "mobile" consumer has increased, so has the pursuit of alternative advertising media. This presents a significant opportunity for the Company that can secure, manage and grow these resources.

     Furthermore, The Company believes the current economic downturn presents discounting opportunities. Advertising invariably suffers during economic downturns, putting pressure on revenues, cash flow and ultimately valuations. The Company believes there will be significant opportunities to make acquisitions at a significant discount-to-market value because of recessionary pressures now occurring in the US and worldwide.

                                  THE BUSINESS

     Regency Preferred Corporation, is in the business of:

     *    Developing and/or acquiring existing mobile media companies.
     * Providing capital, management, marketing and contracting to grow these companies.

     * Bringing operational efficiencies, maximizing the tremendous cash flow opportunities inherent in mobile media.
     * Providing rapid build out and positioning for the rapidly emerging "mobile media" content delivery.

     The Company believes it can create long-term value by consolidating the fragmented regional aspects of the emerging mobile media markets into a national company. This approach should have several significant competitive advantages:

     *    Uniformity of management practices
     *    Economies of scale
     *    Availability of capital
     *    National accounts capture
     *    Visibility and client retention
     *    Lowered overhead
     *    Enhanced profitability

     In  addition,  the  Company  intends to "cookie  cutter" its  approach  for growth, replicating its management and acquisition models across the country, allowing it to more efficiently identify, assess, implement and manage acquisitions, quickly building a national network of uniformly and efficiently managed mobile media assets.

                               THE BUSINESS MODEL

     The Mobile  media  Business  model is based upon the simple  approach of:

     *    Filling the market need for mobile advertising in major markets
     * Using state-of-the art technology which provides critical competitive advantages
     *    Coupling this with national business
     *    Filling in with local business
     *    Positioning for interactivity
     *    Partnering

      FILLING THE UNMET MARKET NEED FOR MOBILE ADVERTISING IN MAJOR MARKETS

     The Company has identified a huge need for high visibility, temporary and mobile real-time advertising. There are national and local advertisers that are actively seeking cost-effective means to bring their messages to their potential consumers in an immediate and as high-impact a manner as possible. This requires placement of advertisements in areas of high traffic, where repeat images are possible. Unlike fixed advertisement venues which have severe placement, licensing and logistical limitations, mobile media requires only identification of the proper geographical area and demographics, which is then coupled with the proper technology for delivering the advertising message in the most efficient and high impact means possible.

USING STATE-OF-THE-ART TECHNOLOGY WHICH PROVIDES CRITICAL COMPETITIVE ADVANTAGES

     Mobile media technology is evolving into a blend of technology and practicality:

     * The technology must provide the means to deliver real-time advertisements in diverse environments with full multi-media capabilities and electronic presentation, production and connectivity.
     * The practicality inherent in mobile media comes from a need to manage the tough realities of delivering advertising on time with minimal downtime in harsh environments.

                                DELIVERY PLATFORM

     PROVEN CAPABILITIES - Our vans have a strong operating track record. They have been thoroughly reviewed for reliability, both in terms of on-the-road uptime as well as electronic component and systems reliability.

     MODERN PROPERLY ADAPTED TRUCKS - Delivering advertising in multiple venues requires proper visibility, drivability, range, serviceability, parking capability and layout. These trucks have proven to be ideal in meeting all of these requirements.

     STATE-OF-THE-ART DISPLAY TECHNOLOGY - These vans combine:

     * New state-of-the-art rear projection display screens positioned to encompass the three major sides of the truck, allowing almost universal visibility in all lighting situations.
     * This is coupled with live-feed and wireless connectivity options that enable real-time delivery of advertising content as well as pre-produced content. This allows for rapid change out of copy and Minimal production time and expense
     * This technology platform provides for full-time advertising display as well as timed-shift advertising. This allows the Company to serve a broad variety of clientele, moderate the advertising messages to comply with State and local zoning, to rapidly accommodate both national and local advertisers utilizing one uniform platform and delivery vehicle, and maximize the revenue potential from each mobile platform

                               ADZONE INTERACTIVE

     During the current year, we wrote-off our investment in AdZone Interactive. While the book value of our investment is zero, Adzone Interactive continues its operating activities. AdZone Interactive is a single source solution provider for Web Site hosting providers, Ad Agencies and Advertisers who require information about Internet advertising activity data. The Company's team of experts includes programmers, business executives and scientists who have created a suite of databases which can be searched extensively to create a wide array of timely information and reports. The Company's proprietary NetGet technology, monitors the top 2000+ International web sites 24 hours a day for content, frequency, brand, creative executions, advertiser and date. This information is updated hourly and available almost immediately with their Online Interactive AdZone Reporter.

     AdZone Interactive's service includes a sophisticated database that provides crucial advertising activity data for the most frequented sites on the Internet. It constantly monitors 2000+ International web sites and thousands of advertisers to give the most complete and up to date picture of this dynamically changing marketplace. Additionally, the websites monitored account for more than 95% of all Internet advertising revenue. The Company not only measures web publications and search engines, but also monitors online services sites such as AOL and MSN. The monitoring includes all banners, text ads, keywords, links, buttons and pop-ups. Our database has information on more than 70,000 websites and can provide detailed monthly reports from the top sites in the database. This information includes parent company, brand, expenditures and site information.

     Data is collected through the use of proprietary technology that monitors various Internet sites and the database is updated daily with current information. The proprietary NetGet technology, a computerized advertising information retrieval system, monitors top web sites on the internet for content, frequency, brand, creative executions, advertiser and date. This information is collected around the clock, updated hourly and available almost immediately with the Online AdZone Interactive Reporter. Each site's advertising profile is carefully monitored and updated to reflect the dynamic changes in advertising structure. The process monitors advertisers, frequency, brand, as well as timing information and information is tabulated and integrated with current rate and activity data to generate complete accurate and up-to-date reports.

RECENT EVENTS:

     ACQUISITION OF  E-RIVER MARKETING, INC.

     In July 2000, Regency entered into an agreement to acquire privately held e-River Marketing, Inc., a computer and consumer electronics business-to-business solutions provider. The acquisition process was completed in September. The acquisition of e-River and its five primary operating divisions were expected to offer a proven and diversified revenue stream which Regency planned to utilize to enhance its existing investments in emerging technologies. e-River Marketing was to become a wholly owned subsidiary of the Regency Group and continue to provide the same services and product solutions to its accounts after the close of the transaction.

     The acquisition of e-River Marketing, Inc. was an all-stock acquisition consisting of 5,000,000 shares of restricted common stock and 2,500 shares of convertible preferred stock. The convertible preferred stock was convertible at the rate of 1,000 shares of common for every share of the convertible preferred stock held.

      In May, 2001 it was determined that there were management differences between the two business entities and, in June, 2001 the relationship was terminated and the stock of the companies was returned to it's issuers.

     EQUITY INVESTMENT IN CLICKINCOMES.COM IS WRITTEN-OFF

     In December of 2000, Regency determined that the remaining value of its equity investment in ClickIncomes.com had become impaired and wrote-off the remaining portion of the investment valued at $375,502. ClickIncomes.com was an Internet based company specializing in marketing products, services and selected business opportunities to home business consumers and small businesses.

     TERRY NEILD HIRED AS CHAIRMAN AND CEO

     In February of 2001, Terry Neild was retained as Chairman and CEO.

     EQUITY INVESTMENT IN ADZONE INTERACTIVE IS WRITTEN-OFF

     In June of 2001, Regency determined that the remaining value of its equity investment in AdZone Interactive had become impaired and wrote-off the remaining portion of the investment valued at $775,000. AdZone Interactive is a single source solution provider for Web Site hosting providers, Ad Agencies and Advertisers who require information about Internet advertising activity data.

     REGENCY PREFERRED CORPORATION COMMENCES OPERATING ACTIVITY

     In July of 2001, Regency Preferred Corporation was created to take advantage of the increased demand in outdoor mobile advertising.

RESULTS OF OPERATIONS:

     REVENUES

     Since inception Regency has essentially, acted as a business incubator providing its capital and managerial expertise towards the objective of growing viable business models and earning future revenue. Additionally, during the current year, management determined that a number of initiatives that Regency had previously made investments in were deemed to not have a monetary value at June 30, 2001 and were written-off. Regency's current year's financial statements reflect the value of these investments that have been written-off and which are reflected in the loss for the current year. Additionally, in conjunction with the write-off of previous investments, Regency is currently involved in restructuring its business model with the objective of becoming profitable.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the year ending June 30, 2001 were $483,659 compared to $136,489 to the transition period ending June 30, 2000, an increase of 254%. The major components of general and administrative expenses for both years are broken out as follows:

                            YEAR ENDING JUNE 30, 2001

     *    Approximately $132,000 or 27% was incurred for amortization.
     *    Approximately $133,000 or 27% was incurred for salaries and wages.
     *    Approximately $119,000 or 25% was incurred for legal and accounting.
     *    Approximately $79,000 or 16% was incurred for facilities rent.

                            YEAR ENDING JUNE 30, 2000

     *    Approximately $50,000 or 37% was incurred for consulting fees.
     *    Approximately $49,000 or 36% was incurred for salaries and benefits.
     *    Approximately $17,000 or 13% was incurred for legal and accounting.

     LOSS ON INVESTMENTS

     The total loss on investments for the year ending June 30, 2001 was $1,450,502. The major components of the loss is broken out as follows:

                            YEAR ENDING JUNE 30, 2001

     * $300,000 or 21% relates to the write-off of a note-receivable from Knowledge Foundation
     *    $375,500   or  26%  relates  to   Regency's   equity   investment   in
          ClickIncomes.com
     * $775,000 or 53% relates to Regency's equity investment in AdZone Interactive

     OTHER INCOME AND EXPENSE

     Total "Other Income" for the year ending June 30, 2001 was $11,488 compared to total "Other Expense" of $(121,999) for the transition period ending June 30, 2000, a difference of $133,447. Essentially the entire difference relates to the equity losses in Regency's investments in the prior transition period ending June 30, 2000 that are reflected in "loss from operations of discontinued e-River segment" in the current year.

     DISCONTINUED OPERATIONS

     The total loss from discontinued operations for the year ending June 30, 2001 was $1,736,020 compared to zero for the transition period ending June 30, 2000. The loss is comprised of $736,920 in equity losses arising from the operations of its e-River investment for the current period and $999,100 in infrastructure related costs that were written off.

     In June of 2001, Regency divested itself of its e-River subsidiary by conveying all shares of e-River stock held by Regency to e-River. Regency also released a creditor's claim against e-River in the approximate amount of $250,000, and any and all other claims against each other were mutually released.

     NET LOSS

     Our net loss for the year ending June 30, 2001 was $3,658,733 compared to a net loss of $258,488 for the transition period ending June 30, 2000, an increase of $3,400,245. Essentially all, or 81% of our current year's loss relates to the write-offs of investments made in prior years as well as the loss from discontinued operations pertaining to the divestiture of our e-River subsidiary in the current year. The operating portion of our loss, or $483,659 was $347,170 higher than it was for the transition period ending June 30, 2000. This was due to the ramping-up of operating activity during the current year as we restructured our operations.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of equity. At June 30, 2001, our principal source of liquidity was approximately $100 in cash. We intend to generate additional capital, from various sources, including possible private placements, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised from these various sources, together with our current available cash, is anticipated to sustain Regency's operating and investment activities through the current fiscal year.

ITEM 7. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To The Stockholders and Board of Directors of
Regency Group Limited, Inc.

We have audited the accompanying balance sheet of Regency Group Limited, Inc. as of June 30, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Regency Group Limited, Inc. as of June 30, 2001, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's significant operating losses, deficit working capital and deficit equity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants            /s/ Semple & Cooper, LLP
Phoenix, Arizona

October 12, 2001

                           REGENCY GROUP LIMITED, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $       100
  Prepaid expenses                                                                    2,000
                                                                                -----------

          TOTAL CURRENT ASSETS                                                        2,100

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                                          78,362
                                                                                -----------

          TOTAL ASSETS                                                          $    80,462
                                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related parties (Note 3)                                          754,015
  Accounts payable                                                                   91,428
  Capital lease - current portion ( Note 5)                                           3,687
  Accrued payroll                                                                     2,728
  Accrued interest payable                                                           28,800
                                                                                -----------

          TOTAL CURRENT LIABILITIES                                                 880,658

CAPITAL LEASE- LONG TERM PORTION (NOTE 5)                                             6,443
                                                                                -----------

                 TOTAL LIABILITIES                                                  887,101
                                                                                -----------

STOCKHOLDERS' EQUITY (DEFICIT): (NOTE 6)
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized
    - Series A, 15,500 shares issued and outstanding at June 30, 2001                    17
  Common stock, $.001 par value, 100,000,000 shares authorized
   27,980,800 shares issued and outstanding at June 30, 2001                         27,980
  Additional paid-in capital                                                      3,218,753
  Accumulated deficit                                                            (4,053,389)
                                                                                -----------


          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (806,639)
                                                                                -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $    80,462
                                                                                ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                         THE REGENCY GROUP LIMITED, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
             FOR THE SIX MONTH TRANSITION PERIOD ENDED JUNE 30, 2000

                                                                               For The Six Month
                                                                               Transition Period
                                                              June 30,           Ended June 30,
                                                                2001                  2000
                                                            ------------          ------------
Revenues                                                    $         --          $         --

COST OF REVENUES                                                      --                    --
                                                            ------------          ------------

GROSS PROFIT                                                          --                    --

GENERAL AND ADMINISTRATIVE EXPENSES                              483,659               136,489
LOSS ON INVESTMENTS                                            1,450,502                    --
                                                            ------------          ------------

LOSS FROM CONTINUING OPERATIONS                               (1,934,161)             (136,489)
                                                            ------------          ------------
OTHER INCOME (EXPENSE):
  Equity in loss of minority interest investment                      --              (124,498)
  Loss on investment                                                  --               (25,000)
  Interest expense                                               (30,767)               (4,800)
  Other income                                                    23,038                27,499
  Interest income                                                 19,177                 4,800
                                                            ------------          ------------

TOTAL OTHER INCOME (EXPENSE)                                      11,448              (121,999)
                                                            ------------          ------------

NET LOSS FROM CONTINUING OPERATIONS                           (1,922,713)             (258,488)
                                                            ------------          ------------
DISCONTINUED OPERATIONS: (NOTE 5)
  Loss from operations of discontinued E-River segment          (736,920)                   --
  Loss on disposal of E-River segment                           (999,100)                   --
                                                            ------------          ------------
                                                              (1,736,020)                   --
                                                            ------------          ------------

NET LOSS                                                    $ (3,658,733)         $   (258,488)
                                                            ============          ============
BASIC LOSS PER COMMON SHARE FROM
  CONTINUING OPERATIONS                                     $      (0.07)         $      (0.01)
  DISCONTINUED OPERATIONS                                          (0.06)         $         --
                                                            ------------          ------------

BASIC LOSS PER COMMON SHARE, NET                            $      (0.13)         $      (0.01)
                                                            ============          ============

WEIGHTED AVERAGE SHARES OUTSTANDING                           27,108,145            34,827,060
                                                            ============          ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statement

                           REGENCY GROUP LIMITED, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEAR ENDED JUNE 30, 2001 AND FOR THE SIX MONTH
                      TRANSITION PERIOD ENDED JUNE 30, 2000

                                                      Convertible Preferred Stock
                                             --------------------------------------------
                                                  Series A                 Series B                   Common Stock
                                             ------------------      --------------------     -------------------------
                                              Shares     Amount        Shares      Amount        Shares         Amount
Balance at December 31, 1999                      --      $ --              --     $   --       4,618,750      $  4,619

Stock split                                       --        --              --         --      41,568,750        41,569

Private placement of common stock                 --        --              --         --       1,619,000         1,619

Conversion of common stock to preferred
 stock                                        15,500        15              --         --     (24,500,000)      (24,500)

Net loss, transition period ended
 June 30, 2000                                    --        --              --         --              --            --
                                             -------      ----       ---------     ------     -----------      --------

Balance at June 30, 2000                      15,500        15              --         --      23,306,500        23,307

Stock issued in connection with
 acquisition                                   2,500         3              --         --       5,000,000         5,000

Surrender of stock from E-River               (1,200)       (1)             --         --        (350,000)         (351)

Additional stock granted in private
 placement                                        --        --              --         --          24,300            24

Net loss, year ended June 30, 2001                --        --              --         --              --            --
                                             -------      ----       ---------     ------     -----------      --------

Balance at June 30, 2001                      16,800      $ 17               0          0      28,330,800      $ 27,980
                                             =======      ====       =========     ======     ===========      ========

                                          Additional
                                           Paid-in         Accumulated
                                           Capital           Deficit            Total
                                           -------           -------            -----
Balance at December 31, 1999             $   123,131      $  (136,168)      $    (8,418)

Stock split                                  (41,569)              --                --

Private placement of common stock          1,617,381               --         1,619,000

Conversion of common stock to preferred
 stock                                        24,485               --                --

Net loss, transition period ended
 June 30, 2000                                    --         (258,488)         (258,488)
                                         -----------      -----------       -----------

Balance at June 30, 2000                   1,723,428         (394,656)        1,352,094

Stock issued in connection with
 acquisition                               1,494,997               --         1,500,000

Surrender of stock from E-River                  352               --                --

Additional stock granted in private
 placement                                       (24)              --                --

Net loss, year ended June 30, 2001                --       (3,658,733)       (3,658,733)
                                         -----------      -----------       -----------

Balance at June 30, 2001                 $ 3,218,753      $(4,053,389)      $  (806,639)
                                         ===========      ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           REGENCY GROUP LIMITED, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
             FOR THE SIX MONTH TRANSITION PERIOD ENDED JUNE 30, 2000

                                                                                      Transition Period
                                                                     June 30,           Ended June 30,
                                                                       2001                 2000
                                                                   -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                              $(1,922,713)          $  (258,488)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
 (USED) IN OPERATING ACTIVITIES:
  Depreciation and amortization                                         24,486                 1,239
  Loss on investments                                                2,950,502                25,000
  Loss on minority interest investment                                      --               124,498
  Debt restructuring                                                        --               (22,000)

CHANGES IN ASSETS AND LIABILITIES:
  Due from related party                                                78,463           $   (78,463)
  Other current assets                                                  39,121               (39,121)
  Interest receivable                                                    4,800                (4,800)
  Prepaid expenses                                                      (2,000)                   --
  Accounts payable                                                      91,428                    --
  Accrued wages                                                          2,728                    --
  Interest payable                                                      24,000                 4,800
                                                                   -----------           -----------

NET CASH POVIDED (USED) IN CONTINUING OPERATIONS                     1,290,815              (247,335)
Loss from discontinued operations                                   (1,736,020)                   --
                                                                   -----------           -----------
          Net cash used in operating activities                       (445,205)             (247,335)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                             (81,395)                 (718)
  Disbursements for note receivable                                         --              (300,000)
  Purchase of equity method investment                                      --              (500,000)
  Purchase of investments                                                   --              (800,000)
                                                                   -----------           -----------
          Net cash used in investing activities                        (81,395)           (1,600,718)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt-related parties                                   404,015               350,000
  Proceeds from issuance of stock                                           --             1,619,000
                                                                   -----------           -----------
          Net cash provided by financing activities                    404,015             1,969,000
                                                                   -----------           -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (122,585)              120,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       122,685                 1,738
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $       100           $   122,685
                                                                   ===========           ===========

                                                                                      Transition Period
                                                                    June 30,            Ended June, 30
                                                                      2001                  2000
                                                                   -----------           -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash investing and financing activities:
    Loss on investment                                             $        --           $   (25,000)
                                                                   ===========           ===========
    Loss on minority interest investment                           $        --           $  (124,498)
                                                                   ===========           ===========
    Debt restructuring                                             $        --           $    22,000
                                                                   ===========           ===========
    Common and preferred stock surrendered from E-River            $       352           $        --
                                                                   ===========           ===========
    Interest Paid                                                  $    30,767           $     4,800
                                                                   ===========           ===========
    Interest Earned                                                $    19,177           $     4,800
                                                                   ===========           ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           REGENCY GROUP LIMITED, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS:

Regency Group Limited, Inc. (the "Company"), is a Nevada corporation formed on February 1, 1999. The principal business purpose of the Company is to provide managerial assistance and resources to selected eligible portfolio companies through performance oriented financing and high-level administrative support throughout the United States.

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

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average life is five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined to be not realizable. Depreciation expense was $24,486 for the year ended June 30, 2001, and $350 for the six month transition period ended June 30, 2000.

The Company is the lessee of telephone equipment, with an original cost of approximately $21,400, under a capital lease agreement, expiring through October, 2003. The assets and liabilities under the capital lease agreement are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreements is included in depreciation expense as noted above.

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND
                          USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

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

PENDING ACCOUNTING PRONOUNCEMENTS:

In June, 2001, the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations, as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements. As of June 30, 2001, there are 18,000,000 potential dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Accounts payable, notes payable from related parties, accrued liabilities, accrued payroll and capital leases are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

As of June 30, 2001, property and equipment consists of the following:

     Computers and  equipment                                    $   5,810
     Furniture and fixtures                                         57,412
     Leasehold improvements                                         11,121
     Telephone and equipment                                        21,400
     Website development                                             8,900
                                                                 ---------
                                                                   104,643
     Less: accumulated depreciation                                (26,281)
                                                                 ---------

                                                                 $  78,362
                                                                 =========

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 3
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

NOTES PAYABLE:

As of June 30, 2001, notes payable to related parties is comprised of the following:

     8% note payable to a related party with principal and
     interest due on demand                                           $ 300,000

     Non-interest bearing notes payable to a related party,
     due on demand; unsecured                                           404,015
                                                                      ---------
                                                                        704,015
     Less: current portion of notes payable to related parties         (704,015)
                                                                      ---------

                                                                      $      --
                                                                      =========

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES
--------------------------------------------------------------------------------

As of June 30, 2001, long-term deferred tax assets (liabilities) consist of the following:

     Net operating loss carryforwards                               $ 1,300,000

     Less: valuation allowance                                       (1,300,000)
                                                                    -----------

                                                                    $        --
                                                                    ===========

The Company has established a valuation allowance equal to the full amount of the net deferred tax asset primarily because of uncertainty in the utilization of net operating loss carryforwards.

At June 30, 2001, the Company has federal and state net operating loss carryforwards in the approximate amount of $4,000,000 available to offset future taxable income through June 30, 2001 and 2006, respectively.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  CAPITAL LEASE
--------------------------------------------------------------------------------

As of June 30, 2001, future minimum lease payments due under the capital lease agreement, are as follows:

               Year Ending
                June 30,
                --------
                 2002                                                  $  5,104
                 2003                                                     5,104
                 2004                                                     1,701
                                                                       --------
     Total minimum lease payments                                        11,909
     Less: amount representing interest                                  (1,779)
                                                                       --------

     Present value of net minimum lease payments                         10,130
     Less: current maturities of capital lease obligations               (3,687)
                                                                       --------

     Long-term maturities of capital lease obligations                 $  6,443
                                                                       ========

                           REGENCY GROUP LIMITED, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                             DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

In May, 2001, the Company adopted a formal plan to sell its E-River Marketing business segment, which was acquired in July, 2000. On June 8, 2001, the Company completed the disposal operation. The assets disposed of consisted primarily of accounts receivable, inventories, and equipment. Operating results of the E-River segment for the year ended June 30, 2001 are shown separately in the accompanying statement of operations.

Net revenues of the E-River segment for the year ended June 30, 2001 were approximately $1,100.000. This amount is not included in net revenues in the accompanying statements of operations.

--------------------------------------------------------------------------------
                                     NOTE 7
                                  GOING CONCERN
--------------------------------------------------------------------------------

Through June 30, 2001, the Company had sustained significant losses from operations, deficit working capital of $876,208 and deficit equity of $806,639. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each of our executive officers and directors as of June 30, 2001:

                 NAME                 AGE           POSITION
                 ----                 ---           --------
     Terry Neild ..................   50        President & CEO
     Pamela Michie ................   57        Corporate Secretary
     Ralph Massetti ...............   35        Director

TERRY NEILD is currently a Director, President & CEO of Regency Group Limited. He is also a Director of Future Carz, Inc. (FCZI) and AdZone Interactive, Inc.
(EHSV) both reporting issuers. Mr. Neild is President and CEO of Investment Capital Corporation, a venture capital firm that assists small companies in obtaining funding and moving forward with their business plans. He has successfully raised in excess of One Hundred Fifty Million Dollars ($150,000,000) for various small cap issuers. He was a Founder and Director of National Scientific Corporation from 1995 until 1997; and, was a founder, Chairman and CEO of Clearly Canadian Beverage Corporation from 1986 to 1990. Mr. Neild, who is a professional accountant, has held a number of senior financial positions in three Fortune 500 companies from 1968 through 1978.

PAMELA MICHIE is the Corporate Secretary of the Regency Group Limited and Regency Preferred Corporation. She is also Mr. Terry Neild's Assistant and responsible for the administration of the office. Over the last 20 years Pamela has had management positions with Alexander Grant, Raytheon, General Research, and Duke Louis Dreyfus. Pamela attended UCSB College in Santa Barbara and obtained her Bachelor's Degree in Business Administration.

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

     COMPLIANCE  UNDER  SECTION  16(a) OF THE  SECURITIES  EXCHANGE ACT OF 1934.
Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representation from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended June 30, 2001

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides compensation awarded to, earned by or paid for services rendered to Regency in all capacities for the years ended June 30, 2000 and 2001 by our President and other highly compensated executive officers and who were serving as executive officers at the end of 2001. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals in 2000 or 2001.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                              ANNUAL          COMPENSATION      ALL OTHER
                                           COMPENSATION          AWARDS       COMPENSATION
                                          ----------------    ------------    ------------
                                                               SECURITIES
                                                    ANNUAL     UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY     BONUS       OPTIONS      COMPENSATION
---------------------------      ----     ------     -----       -------      ------------
Terry Neild (1)                  2001        -0-     -0-           -0-            -0-
                                 2000        -0-     -0-           -0-            -0-

Pamela Michie (1)                2001     12,700     -0-           -0-            -0-
                                 2000        -0-     -0-           -0-            -0-

----------
(1)  - Hired in February 2001

     STOCK OPTION GRANTS:

     Regency did not grant any stock options in 2000 or 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial owners of our common stock as of June 30, 2001 by:

     * Each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
     *    Each of our directors;
     * Each executive officer listed in the SUMMARY COMPENSATION TABLE, listed above;
     *    All of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 28,330,800 shares of common stock outstanding as of June 30, 2001.

Unless otherwise indicated in the table below, the address for each executive officer and director is:

     Regency Group, Limited
     8930 East Raintree Drive
     Suite 100
     Scottsdale, Arizona 85260

                   BENEFICIAL STOCK OWNERSHIP AT JUNE 30, 2001

                                                                     PERCENTAGE
                                                                    COMMON STOCK     PERCENTAGE VOTING
                                                                    BENEFICIALLY     RIGHTS OF COMMON
                       NAME                        COMMON STOCK        OWNED              STOCK
                       ----                        ------------        -----              -----
EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------
Terry Neild                                             16,200           .10%              .10%
Pamela Michie                                              -0-           N/A               N/A
Ralph Massetti                                       1,000,000             4%                4%

5% SHAREHOLDERS
---------------
Advantage Nevada Corporation                         2,833,531            10%               10%
Investment Capital Corporation                       4,600,000            16%               16%
Charles Neild  (1)                                   1,600,000             6%                6%
Kurt Waber  (2)                                      1,616,200             6%                6%
All Executive officers and Directors as a group     11,665,931            41%               41%

(1)  Charles Neild
     14266 - 32nd Avenue
     White Rock, BC Canada

(2)  Kurt Waber
     12840 - 16th Avenue
     White Rock, BC Canada

                                     PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                           INCORPORATED BY REFERENCE
                                                                               ----------------------------------------------
                                                                                                       EXHIBIT
                            EXHIBIT DESCRIPTION                                FORM     FILE NUMBER     NUMBER    FILING DATE
                            -------------------                                ----     -----------     ------    -----------
Change in Registrant's certifying accountant to Brad Beckstead                 8-K/A      000-26687       16       06/02/00

Agreement and plan of reorganization dated July 01, 2001
  between the Registrant, Deal Update.com and its wholly owned
  subsidiary e-River Marketing, Inc.                                            8-K       000-26687        2       07/25/00

Change in Registrant's certifying accountant to Semple & Cooper,
  LLP and change in Registrant's fiscal year-end to June 30                     8-K       000-26687                08/11/00

Letter from Brad Beckstead to the Securities and Exchange Commission
regarding changes in the Registrant's certifying accountant                    8-K/A      000-26687      16.1      08/22/00

Letter from Brad Beckstead to the Securities and Exchange Commission
regarding changes in the Registrant's certifying accountant                    8-K/A      000-26687      16.1      09/18/00

Finalization of e-River acquisition and presentation of e-River's audited
financial statements for the period ending June 30, 2000                       8-K/A      000-26687                09/25/00

Initial statement of beneficial ownership of securities for Joseph Romano        3        000-26687                11/01/00

Notice of intent to file extension for period ending September 30, 2000       NT 10-Q     000-26687                11/15/00

Resignation  of Joseph Roman as CEO and election of Terry Neild as
  chairman and CEO                                                              8-K       000-26687                02/12/01

Re-conveyance of all Regency stock owned by e-River to Regency, and of all
e-River stock owned by Regency to e-River                                       8-K       000-26687                06/12/01

Notice of intent to file extension for period ending June 30, 2001            NT 10-K     000-26687                11/15/00

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2001                  REGENCY GROUP, LIMITED


                                        By: /s/ Terry Neild
                                            ------------------------------------
                                            Terry Neild
                                            Chairman & CEO

 .