Form 10QSB
period 2001-09-30
REGENCY GROUP LTD INC
filed 2001-11-19
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of November 19, 2001, the registrant had 28,620,800 shares of common stock outstanding.

================================================================================

                           REGENCY GROUP LIMITED, INC.
    QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements - Unaudited:
        *  Condensed Consolidated Balance Sheets as of
           September 30, 2001 and June 30, 2001................................3
        *  Condensed Consolidated Statements of Operations
           for the three months ended September 30, 2001 and 2000..............4
        *  Condensed Consolidated Statements of Changes in Stockholders'
           Equity (Deficit) for the year ended June 30, 2001 and the
           three months ended September 30, 2001...............................5
        *  Condensed Consolidated Statements of Cash Flows for the
           three months ended September 30, 2001 and 2000......................6
        *  Condensed Consolidated Notes to Financial Statements................7
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................10
Item 2. Changes in Securities.................................................10
Item 3. Submission of Matters to a Vote of Security Holders...................10
Item 4. Other Information.....................................................10
Item 5. Exhibits and Reports on Form 8-K......................................10

Signatures....................................................................10

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2001           2001
                                                               -----------    -----------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $     2,274    $       100
  Due from related party                                            11,182             --
  Accrued interest receivable                                           --             --
  Inventory                                                             --             --
  Prepaid expenses and other current assets                          1,706          2,000
                                                               -----------    -----------

          TOTAL CURRENT ASSETS                                      15,162          2,100
                                                               -----------    -----------

PROPERTY AND EQUIPMENT, NET                                         73,183         78,362
                                                               -----------    -----------

          TOTAL ASSETS                                         $    88,345    $    80,462
                                                               ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                             $   115,624    $    91,428
  Notes payable
    -current portion                                                24,806             --
    -related parties                                               750,183        754,015
  Accrued payroll                                                    2,724          2,728
  Interest payable                                                  34,800         28,800
  Capital lease-current portion                                      4,134          3,687
                                                               -----------    -----------

          TOTAL CURRENT LIABILITIES                                932,271        880,658

CAPITAL LEASE- LONG-TERM                                             4,441          6,443
                                                               -----------    -----------

          TOTAL LIABILITIES                                        936,712        887,101
                                                               -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                                     64,000             --
                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized
      - Series A, 16,800 shares issued and outstanding
          at September 30, 2001 and June 30, 2001                       17             17
      - Series B, 0 shares issued and outstanding
          at September 30, 2001 and June 30, 2001                       --             --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 28,620,800 and 27,980,800 shares issued
    and outstanding at September 30, 2001 and June 30, 2001         28,620         27,980
  Additional paid-in capital                                     3,218,753      3,218,753
  Accumulated deficit                                           (4,159,757)    (4,053,389)
                                                               -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (912,367)      (806,639)
                                                               -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    88,345    $    80,462
                                                               ===========    ===========

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                            2001            2000
                                                         ------------    ------------
                                                          (UNAUDITED)     (UNAUDITED)
REVENUES                                                 $         --    $         --

COST OF REVENUES                                                   --              --
                                                         ------------    ------------

GROSS PROFIT                                                       --              --

GENERAL AND ADMINISTRATIVE EXPENSES                            97,435         150,473
                                                         ------------    ------------

LOSS FROM CONTINUING OPERATIONS                               (97,435)       (150,473)
                                                         ------------    ------------

OTHER INCOME (EXPENSE):
  Equity in loss of minority interest investment                   --         (50,191)
  Interest expense                                             (8,933)         (6,000)
  Other income                                                     --           7,177
                                                         ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                   (8,933)        (49,014)
                                                         ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                          (106,368)       (199,487)
                                                         ------------    ------------

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued E-River segment             --        (109,845)
                                                         ------------    ------------

NET LOSS                                                 $   (106,368)   $   (309,332)
                                                         ============    ============

BASIC LOSS PER COMMON SHARE FROM
  Continuing Operations                                  $      (0.00)   $      (0.01)
  Discontinued Operations                                          --           (0.00)
                                                         ------------    ------------
BASIC LOSS PER COMMON SHARE, NET                         $      (0.00)   $      (0.01)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        28,308,689      27,811,995
                                                         ============    ============

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                    CONVERTIBLE PREFERRED STOCK
                                 ---------------------------------
                                     SERIES A         SERIES B          COMMON STOCK        ADDITIONAL
                                 ---------------   ---------------  ---------------------    PAID-IN     ACCUMULATED
                                 SHARES   AMOUNT   SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                                 ------   ------   ------   ------  ----------   --------   ----------   -----------    -----------
Balance at June 30, 2000         15,500   $   15       --   $   --  23,306,500   $ 23,307   $1,723,428   $  (394,656)   $ 1,352,094
  Stock issued in connection
    with acquisition              2,500        3       --       --   5,000,000      5,000    1,494,997            --    $ 1,500,000
  Surrender of stock from
    E-River                      (1,200)      (1)      --       --    (350,000)      (351)         352            --             --
  Additional stock granted
    in private placement             --       --       --       --      24,300         24          (24)           --             --
  Net loss, year ended
    June 30, 2001                    --       --       --       --          --         --           --    (3,658,733)    (3,658,733)
                                 ------   ------   ------   ------  ----------   --------   ----------   -----------    -----------

Balance at June 30, 2001         16,800       17       --       --  27,980,800     27,980    3,218,753    (4,053,389)      (806,639)
  Stock issued in private
    placement                        --       --       --       --     640,000        640           --            --            640
  Net loss, three month period
    ended September 30, 2001         --       --       --       --          --         --           --      (106,368)      (106,368)
                                 ------   ------   ------   ------  ----------   --------   ----------   -----------    -----------

Balance at September 30, 2001    16,800   $   17       --   $   --  28,620,800   $ 28,620   $3,218,753   $(4,159,757)   $  (912,367)
                                 ======   ======   ======   ======  ==========   ========   ==========   ===========    ===========

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)

Cash provided (used) by operating activities         $   (80,685)   $   134,105
                                                     -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                     (1,200)      (354,162)
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 84,059        146,078
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,174        (73,979)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             100        122,685
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     2,274    $    48,706
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                      $        --    $     6,495
                                                     ===========    ===========
  Income taxes paid                                  $        --    $        --
                                                     ===========    ===========
Noncash financing and investing activites
  Goodwill acquired in acquisition                   $        --    $ 1,229,460
                                                     ===========    ===========
  Debt acquired in acquisition                       $        --    $   340,000
                                                     ===========    ===========
  Property and equipment acquired in acquisition     $        --    $    22,588
                                                     ===========    ===========
  Net operating assets acquired in acquisition       $        --    $   208,338
                                                     ===========    ===========
  Loss on minority interest investment               $        --    $    50,191
                                                     ===========    ===========

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS:
--------------------------------------------------------------------------------

NATURE OF OPERATIONS:

Regency Group Limited, Inc. (the "Company"), is a Nevada corporation formed on February 1, 1999. The principal business purpose of the Company is to provide managerial assistance and resources to selected eligible portfolio companies through performance oriented financing and high-level administrative support throughout the United States.

In May 2001, Regency Group Limited, Inc. formed a subsidiary named Advantage Mobile Media, Inc. In July 2001 Regency Group Limited, Inc. formed another subsidiary named Regency Preferred Corporation. The two aforementioned companies were formed in order to take advantage of the market for outdoor mobile media.

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

The accompanying condensed and consolidated financial statements of Regency Group Limited, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity (deficit) of Regency Group, Inc., and its subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Diluted loss per share amounts have not been presented as they are anti-dilutive.

PENDING ACCOUNTING PRONOUNCEMENTS:

In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect the adoption of the standard to have a material effect on the financial statements. The standard is effective for fiscal years beginning after September 15, 2001.

--------------------------------------------------------------------------------
                                     NOTE 2
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the three-month period ended September 30, 2001, the Company entered into two non-interest bearing, unsecured, notes payable in the aggregate amount of $24,806. Principal is due on demand.

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3
                         MINORITY INTEREST IN SUBSIDIARY
--------------------------------------------------------------------------------

Minority interest in subsidiary represents 12,800 shares of preferred stock in the subsidiary Regency Preferred Corporation. The stock was sold in a private placement offering of units. Each unit is comprised of 2,000 shares of $5 par value 8 1/2% preferred stock of Regency Preferred Corporation and 10,000 common shares of Regency Group Limited, Inc. A total of 6.4 units were sold as of September 30, 2001.

--------------------------------------------------------------------------------
                                     NOTE 4
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment activities for the three-month period ending September 30, 2001, which have resulted in a deficiency of working capital of $917,109 and an accumulated deficit of $4,159,757 as of September 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in the Company's annual report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in this and our annual report.

OVERVIEW

     Regency Group Limited, Inc. (Regency) is a technology-based investment company that was incorporated in February of 1999. Based in Scottsdale, Arizona, the firm makes investments in companies that are developing key emerging technologies. Regency's main focus is developing the Companies that it has interests in with a view towards enhancing their value as potential take-over targets or through taking them public. Regency provides financial, management, and technical support as needed. We believe we are positioned to act promptly on potential opportunities.

     In May 2001, Regency Group Limited, Inc. formed a subsidiary named Advantage Mobile Media, Inc. Advantage Mobile Media, Inc.'s objective is to deliver alternative means of advertising targeting the new "mobile" consumer. In July 2001, Regency Group Limited, Inc. formed another subsidiary named Regency Preferred Corporation whose primary goal is to raise capital to acquire existing mobile media companies, while providing capital, management, and marketing expertise to the new mobile media company.

RESULTS OF OPERATIONS:

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ended September 30, 2001 were $97,435 compared to $150,473 for the three months ended September 30, 2000, a decrease of 35.2%. The components of general and administrative expense for the three months ended September 30, 2001 are broken out as follows:

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                      -------------------------------------
     *    $6,379 or 7% was incurred for depreciation and amortization.
     *    $18,018 or 18% was incurred for salaries and benefits.
     *    $45,244 or 46% was incurred for legal, accounting and consulting fees.
     *    $23,322 or 24% was incurred for facilities rent.
     *    $4,472 or 5% was related to "Other Expense" and other expense items.

     OTHER INCOME AND EXPENSE

     Total other expenses for the three months ended September 30, 2001 were $8,933 compared to $49,014 for the three months ended September 30, 2000.

     DISCONTINUED OPERATIONS

     Loss from discontinued operations for the three months ended September 30, 2001 was zero compared to $109,845 for the three months ended September 30, 2000.

     NET LOSS

     The Company's net loss for the three months ended September 30, 2001 was $106,368 compared to a net loss of $309,332 for the three months ended September 30, 2000, a decrease of 65.6%. The decrease of $202,964 is primarily due to the discontinuance of the E-River operations.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed their operations primarily through private sales of equity. At September 30, 2001, the Company's principal source of liquidity was approximately $2,274 of cash compared with $100 in cash at June 30, 2001. The Company intends to generate additional capital, from various sources, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised from these various sources, together with current available cash, is anticipated to sustain Regency's operating and investment activities through the current fiscal year. However, there can be no assurance the Company will be able to raise sufficient capital to support continuing operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Regency was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended September 30, 2001 640,000 shares of Regency Group Limited, Inc.'s common stock were issued at par value, and 12,800 shares of Regency Preferred Corporation 8 1/2 percent convertible preferred stock with a $5 par value were issued pursuant to a private offering.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders during the period covered by this filing.

ITEM 4. OTHER INFORMATION

     Item not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

                                           INCORPORATED BY REFERENCE
                                     -------------------------------------
                                               FILE      EXHIBIT     FILING
          EXHIBIT DESCRIPTION        FORM      NUMBER     NUMBER      DATE
          -------------------        ----      ------     ------      ----
                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: NOVEMBER 19, 2001                 REGENCY GROUP LIMITED, INC.


                                        By: /s/ Terry Neild
                                            ------------------------------------
                                                        Terry Neild
                                                  CHIEF EXECUTIVE OFFICER