Form 10QSB
period 2001-12-31
REGENCY GROUP LTD INC
filed 2002-03-15
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(MARK ONE)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________ .


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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes - [X] No - [ ]

     As of December 31, 2001, the registrant had 28,620,800 shares of common stock outstanding.

================================================================================

                           Regency Group Limited, Inc.
     Quarterly Report on Form 10-QSB For the Quarter Ended December 31, 2001
                                Table of Contents


                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements - Unaudited:
          Balance Sheets as of December 31, 2001 and June 30, 2001........... 3
          Statements of Operations for the three and six months
           ended December 31, 2001 and 2000.................................. 5
          Statements of Changes in Stockholders' Equity for the year ended June 30, 2001 and the six months ended December 31, 2001.... 6
          Statements of Cash Flows for the six months ended
           December 31, 2001 and 2000........................................ 7
          Notes to Financial Statements...................................... 8
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 9


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities and Use of Proceeds............................ 11
Item 3. Submission of Matters to a Vote of Security Holders.................. 11
Item 4. Other Information.................................................... 11
Item 5. Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 11

Signatures .................................................................. 11

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                 DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                 December 31,           June 30,
                                                    2001                 2001
                                                   -------              -------
                                                 (Unaudited)
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,634              $   100
  Due from related party                            10,782                   --
  Prepaid expenses and other current assets          2,624                2,000
                                                   -------              -------

        TOTAL CURRENT ASSETS                        16,040                2,100
                                                   -------              -------

PROPERTY AND EQUIPMENT, NET                         66,805               78,362
                                                   -------              -------

        TOTAL ASSETS                               $82,845              $80,462
                                                   =======              =======

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                           BALANCE SHEETS (CONTINUED)
                 DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001


                                                                      December 31,           June 30,
                                                                         2001                 2001
                                                                      -----------          -----------
                                                                      (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $   137,021          $    91,428
  Notes payable
   - current portion                                                       20,000                   --
   - related parties                                                      822,997              754,015
  Accrued payroll                                                           2,937                2,728
  Interest payable                                                         40,800               28,800
  Capital lease-current portion                                             4,230                3,687
                                                                      -----------          -----------

        TOTAL CURRENT LIABILITIES                                       1,027,985              880,658

CAPITAL LEASE - LONG-TERM                                                   3,309                6,443
                                                                      -----------          -----------

        TOTAL LIABILITIES                                               1,031,294              887,101
                                                                      -----------          -----------

MINORITY INTEREST IN SUBSIDIARY                                            64,000                   --

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized
    - Series A, 16,800 shares issued and outstanding
       at December 31, 2001 and June 30, 2001                                  17                   17
    - Series B,  0 shares issued and outstanding
       at December 31, 2001 and June 30, 2001                                  --                   --
  Common stock, $.001 par value, 100,000,000 shares authorized,
   28,620,800 and 27,980,800 shares issued and outstanding
   at December 31, 2001 and June 30, 2001, respectively                    28,620               27,980
  Additional paid-in capital                                            3,218,753            3,218,753
  Accumulated deficit                                                  (4,259,839)          (4,053,389)
                                                                      -----------          -----------

        TOTAL STOCKHOLDERS' EQUITY                                     (1,012,449)            (806,639)
                                                                      -----------          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    82,845          $    80,462
                                                                      ===========          ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                             Three Months Ended                 Six Months Ended
                                                December 31,                       December 31,
                                       -----------------------------      -----------------------------
                                           2001             2000              2001             2000
                                       ------------     ------------      ------------     ------------
                                       (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
REVENUES                               $         --     $    260,515      $         --     $  1,034,502

COST OF REVENUES                                 --          229,046                --          947,549
                                       ------------     ------------      ------------     ------------

GROSS PROFIT                                     --           31,469                --           86,953

GENERAL AND ADMINISTRATIVE EXPENSES          90,482          394,864           187,707          716,666
WRITE-OFF OF MINORITY INVESTMENT                 --          404,951                --          455,142
                                       ------------     ------------      ------------     ------------

LOSS FROM CONTINUING OPERATIONS             (90,482)        (768,346)         (187,707)      (1,084,855)
                                       ------------     ------------      ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                           (9,811)              --           (18,743)              --
  Interest income                                --            6,000                --           13,177
  Other income                                  210           11,988                --           11,988
                                       ------------     ------------      ------------     ------------

TOTAL OTHER INCOME (EXPENSE)                 (9,601)          17,988           (18,743)          25,165
                                       ------------     ------------      ------------     ------------

NET LOSS                               $   (100,083)    $   (750,358)     $   (206,450)    $ (1,059,690)
                                       ============     ============      ============     ============
BASIC AND DILUTED LOSS PER COMMON
SHARE                                  $      (0.00)    $      (0.03)     $      (0.01)    $      (0.04)
                                       ============     ============      ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING      28,620,800       27,811,995        28,450,257       27,811,945
                                       ============     ============      ============     ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
          FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001 (UNAUDITED)

                                               Convertible Preferred Stock
                                           -------------------------------------
                                               Series A             Series B              Common Stock
                                           ----------------      ---------------     ----------------------
                                           Shares    Amount      Shares   Amount      Shares         Amount
                                           ------    ------      ------   ------      ------         ------
Balance at June 30, 2000                   15,500     $ 15         --     $  --      23,306,500    $ 23,307

 Stock issued in connection with
 acquisition                                2,500        3         --        --       5,000,000       5,000

 Surrender of stock from E-River           (1,200)      (1)        --        --        (350,000)       (351)

 Additional stock granted in private
 placement                                     --       --         --        --          24,300          24


 Net loss, year ended June 30, 2001            --       --         --        --              --          --
                                           ------     ----        ---     -----      ----------    --------

Balance at June 30, 2001                   16,800       17         --        --      27,980,800      27,980

 Stock issued in private placement             --       --         --        --         640,000         640

 Net loss, six month period ended
 December 31, 2001 (Unaudited)                 --       --         --        --              --          --
                                           ------     ----        ---     -----      ----------    --------

Balance at December 31, 2001 (Unaudited)   16,800     $ 17         --     $  --      28,620,800    $ 28,620
                                           ======     ====        ===     =====      ==========    ========


                                             Additional        Accumulated
                                           Paid-in Capital       Deficit           Total
                                           ---------------       -------           -----

Balance at June 30, 2000                    $ 1,723,428       $  (394,656)      $ 1,352,094

 Stock issued in connection with
 acquisition                                  1,494,997                --         1,500,000

 Surrender of stock from E-River                    352                --                --

 Additional stock granted in private
 placement                                          (24)               --                --


 Net loss, year ended June 30, 2001                  --        (3,658,733)       (3,658,733)
                                            -----------       -----------       -----------

Balance at June 30, 2001                      3,218,753        (4,053,389)         (806,639)

 Stock issued in private placement                   --                --               640

 Net loss, six month period ended
 December 31, 2001 (Unaudited)                       --          (206,450)         (206,450)
                                            -----------       -----------       -----------

Balance at December 31, 2001 (Unaudited)    $ 3,218,753       $(4,259,839)      $(1,012,449)
                                            ===========       ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                                                             Six                   Six
                                                                            Months                Months
                                                                            Ended                 Ended
                                                                          December 31,          December 31,
                                                                             2001                  2000
                                                                          -----------          -----------
                                                                          (Unaudited)          (Unaudited)
CASH AND CASH EQUIVALENTS PROVIDED (USED) BY OPERATING ACTIVITIES         $  (147,297)         $   179,474
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS (USED) BY INVESTING ACTIVITIES                       (1,200)            (528,192)
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES                    151,031              302,386
                                                                          -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,534              (46,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  100              122,685
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     2,634          $    76,353
                                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $     6,744          $    13,164
                                                                          ===========          ===========
  Noncash investing and financing activities:

    Debt acquired in acquisition                                          $        --          $   340,000
                                                                          ===========          ===========

    Goodwill created in acquisition                                       $        --          $ 1,229,460
                                                                          ===========          ===========

    Property and equipment acquired in acquisition                        $        --          $    22,588
                                                                          ===========          ===========

    Net operating assets acquired in acquisition                          $        --          $   208,338
                                                                          ===========          ===========

    Loss on minority interest investment                                  $        --          $   455,142
                                                                          ===========          ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

THE ACCOMPANYING FINANCIAL STATEMENTS OF REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ("GAAP"), PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION, AND ARE UNAUDITED. ACCORDINGLY, THEY DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS FOR THE INTERIM PERIODS
PRESENTED HAVE BEEN MADE. THE RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 MAY NOT BE INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements. As of December 31, 2001, there are 18,000,000 potential dilutive securities.

--------------------------------------------------------------------------------
                                     NOTE 2
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the six-month period ended December 31, 2001, the Company entered into three additional non-interest bearing, unsecured, notes payable in the amount of $68,684. Principal is due on demand.

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment activities for the six-month period ending December 31, 2001, which have resulted in a deficiency of working capital of approximately $1,012,000 and an accumulated deficit of approximately $4,260,000 as of December 31, 2001.

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

     In May 2001, Regency Group Limited, Inc. formed a subsidiary named Advantage Mobile Media, Inc. Advantage Mobile Media, Inc.'s objective is to deliver alternative means of advertising, targeting the new "mobile" consumer. In July 2001, Regency Group Limited, Inc. formed another subsidiary named Regency Preferred Corporation whose primary goal is to raise capital to acquire existing mobile media companies, while providing capital, management, and marketing expertise to the new mobile media company.

RESULTS OF OPERATIONS:

REVENUES AND COST OF REVENUES

     There were no revenues for the six month period ended December 31, 2001 due to the closing of prior entities, and the development of new concepts.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ended December 31, 2001 were $90,482 compared to $394,864 for the three months ended December 31, 2000, a decrease of 77.1%. Total general and administrative expenses for the six months ending December 31, 2001 were $187,707 compared to $716,666 for the six months ended December 31, 2000. This was a decrease of 73.8%. The material components of general and administrative expense for the three and six months ended December 31, 2001 are as follows:

                      THREE MONTHS ENDED DECEMBER 31, 2001

     *    $6,379 or 7% was incurred for depreciation and amortization.
     *    $17,118 or 19% was incurred for salaries and benefits.
     *    $34,269 or 38% was incurred for legal, accounting and consulting fees.
     *    $23,322 or 26% was incurred for facilities rent.
     *    $9,394 or 10% was related to "Other Expense" and other expense items.

                       SIX MONTHS ENDED DECEMBER 31, 2001

     *    $12,758 or 7% was incurred for depreciation and amortization.
     *    $35,136 or 19% was incurred for salaries and benefits.
     *    $79,513 or 42% was incurred for legal, accounting and consulting fees.
     *    $46,644 or 25% was incurred for facilities rent.
     *    $13,656 or 7% was related to "Other Expense" and other expense items.

WRITE-OFF OF MINORITY INVESTMENT

     Write-off of minority investment for three months ended December 31, 2001 was $0 compared to $404,951 for the three months ended December 31, 2000.

OTHER INCOME AND EXPENSE

     Total other income (expenses) for the three months ended December 31, 2001 was ($9,601) compared to $17,988 for the three months ended December 31, 2000.

NET LOSS

     The Company's net loss for the three months ended December 31, 2001 was $100,083 compared to a net loss of $750,358 for the three months ended December 31, 2000, a decrease of 86.7%.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed their operations primarily through private sales of equity and debt financing. At December 31, 2001, the Company's principal source of liquidity was approximately $2,600 of cash compared with $100 in cash at June 30, 2001. The Company intends to generate additional capital, from various sources, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised from these various sources, together with current available cash, is anticipated to sustain Regency's operating and investment activities through the current fiscal year. However, there can be no assurance that the Company will be able to obtain additional financing sufficient to support further operating activities.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Regency was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Item not applicable.

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


Date: March 12, 2002                          REGENCY GROUP LIMITED, INC.



                                              By: /s/ Terry Neild
                                                 ------------------------------
                                                 Terry Neild
                                                 Chief Executive Officer