Form 10QSB
period 2002-03-31
REGENCY GROUP LTD INC
filed 2002-05-20
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(MARK ONE)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended December 31, 2001.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _________ .


                          Commission File No. 000-26687


                           Regency Group Limited, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                        88-0429812
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

         8930 E. Raintree Drive
               Suite 100
         Scottsdale, Arizona                                85260
(Address of Principal Executive Offices)                  (Zip Code)

                                  480-444-0081
            (The Registrant's telephone number, including area code)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of March 31, 2002, the registrant had 28,620,800 shares of common stock outstanding.

================================================================================

                           Regency Group Limited, Inc.
      Quarterly Report on Form 10-QSB For the Quarter Ended March 31, 2002
                                Table of Contents


                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements - Unaudited:
        o Balance Sheets as of March 31, 2002 and June 30, 2001.............  3
        o Statements of Operations for the three and nine months
          ended March 31, 2002 and 2001.....................................  5
        o Statement of Changes in Stockholders' Equity for the year ended June 30, 2001 and the nine months ended March 31, 2002......  6
        o Statements of Cash Flows for the nine months ended
          March 31, 2002 and 2001...........................................  7
        o Notes to Financial Statements.....................................  8
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9


PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 11
Item 2. Changes in Securities and Use of Proceeds........................... 11
Item 3. Submission of Matters to a Vote of Security Holders................. 11
Item 4. Other Information................................................... 11
Item 5. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 11

Signatures ................................................................. 11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                  MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001

                                                     March 31,         June 30,
                                                       2002              2001
                                                      -------          -------
                                                    (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                           $ 2,385          $   100
  Due from related party                               10,782               --
  Prepaid expenses and other current assets             2,560            2,000
                                                      -------          -------

       Total Current Assets                            15,727            2,100

Property and equipment, net                            60,426           78,362
                                                      -------          -------

       Total Assets                                   $76,153          $80,462
                                                      =======          =======

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                           BALANCE SHEETS (CONTINUED)
                  MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001

                                                                    March 31,              June 30,
                                                                      2002                  2001
                                                                   -----------           -----------
                                                                   (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $   136,812           $    91,428
  Notes payable
   - current portion                                                   121,150                    --
   - related parties                                                   764,235               754,015
  Accrued payroll                                                        2,761                 2,728
  Interest payable                                                      45,707                28,800
  Capital lease-current portion                                          4,230                 3,687
                                                                   -----------           -----------

       Total Current Liabilities                                     1,074,895               880,658

Capital lease - long-term                                                3,309                 6,443
                                                                   -----------           -----------

       Total Liabilities                                             1,078,204               887,101
                                                                   -----------           -----------

Minority interest in subsidiary                                         64,000                    --

Stockholders' Equity:
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized
    - Series A, 16,800 shares issued and outstanding
       at March 31, 2002 and June 30, 2001                                  17                    17
    - Series B,  0 shares issued and outstanding
       at March 31, 2002 and June 30, 2001                                  --                    --
  Common stock, $.001 par value, 100,000,000 shares authorized,
   28,620,800 and 27,980,800 shares issued and outstanding
   at March 31, 2002 and June 30, 2001, respectively                    28,620                27,980
  Additional paid-in capital                                         3,218,753             3,218,753
  Accumulated deficit                                               (4,313,441)           (4,053,389)
                                                                   -----------           -----------

       Total Stockholders' Equity                                   (1,066,051)             (806,639)
                                                                   -----------           -----------

       Total Liabilities and Stockholders' Equity                  $    76,153           $    80,462
                                                                   ===========           ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                                    Three Months Ended                Nine Months Ended
                                                         March 31,                        March 31,
                                               -----------------------------     -----------------------------
                                                   2002             2001             2002             2001
                                               ------------     ------------     ------------     ------------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                       $         --     $     64,881     $         --     $  1,099,383

Cost of Revenues                                         --           16,524               --          964,073
                                               ------------     ------------     ------------     ------------

Gross Profit                                             --           48,357               --          135,310

General and Administrative Expenses                  71,817          293,665          259,524          984,867
                                               ------------     ------------     ------------     ------------

Loss from Operations                                (71,817)        (245,308)        (259,524)        (849,557)
                                               ------------     ------------     ------------     ------------

Other Income (Expense):
  Asset impairment                                       --       (1,102,454)              --       (1,102,454)
  Write-off minority interest investment                 --               --               --         (455,142)
  Interest expense                                   (6,021)         (17,304)         (24,764)         (42,768)
  Interest income                                        --            6,000               --           19,177
  Sublet income                                      24,236            7,821           24,236           19,809
                                               ------------     ------------     ------------     ------------

Total Other Income (Expense)                         18,215       (1,105,937)            (528)      (1,561,378)
                                               ------------     ------------     ------------     ------------

Net Loss                                            (53,602)      (1,351,245)        (260,052)      (2,410,935)

  Preferred stock dividend                            1,360               --            1,360               --

Net Loss Attributable to Common Shareholders   $    (54,962)    $ (1,351,245)        (261,412)      (2,410,935)
                                               ============     ============     ============     ============

Basic and Diluted Loss per Common Share        $      (0.00)    $      (0.05)    $      (0.01)    $      (0.09)
                                               ============     ============     ============     ============

Weighted Average Shares Outstanding              28,620,800       28,306,500       28,506,274       28,306,500
                                               ============     ============     ============     ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
              FOR THE NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                               Convertible Preferred Stock
                                          ----------------------------------------
                                               Series A               Series B               Common Stock
                                          ------------------      ----------------       --------------------
                                          Shares      Amount      Shares    Amount       Shares        Amount
                                          ------      ------      ------    ------       ------        ------
Balance at June 30, 2000                  15,500       $ 15          --      $  --     23,306,500     $ 23,307

  Stock issued in connection with
  acquisition                              2,500          3          --         --      5,000,000        5,000

  Surrender of stock from E-River         (1,200)        (1)         --         --       (350,000)        (351)

  Additional stock granted in private
  placement                                   --         --          --         --         24,300           24

  Net loss, year ended June 30, 2001          --         --          --         --             --           --
                                         -------       ----        ----      -----    -----------     --------

Balance at June 30, 2001                  16,800         17          --         --     27,980,800       27,980

  Stock issued in private placement           --         --          --         --        640,000          640

  Net loss, nine month period ended
  March 31, 2002 (Unaudited)                  --         --          --         --             --           --
                                         -------       ----        ----      -----    -----------     --------

Balance at March 31, 2002 (Unaudited)     16,800       $ 17          --      $  --     28,620,800     $ 28,620
                                         =======       ====        ====      =====    ===========     ========

                                            Additional        Accumulated
                                          Paid-in Capital        Deficit         Total
                                          ---------------        -------         -----
Balance at June 30, 2000                    $ 1,723,428       $  (394,656)    $ 1,352,094

  Stock issued in connection with
  acquisition                                 1,494,997                --       1,500,000

  Surrender of stock from E-River                   352                --              --

  Additional stock granted in private
  placement                                         (24)               --              --

  Net loss, year ended June 30, 2001                 --        (3,658,733)     (3,658,733)
                                            -----------       -----------     -----------

Balance at June 30, 2001                      3,218,753        (4,053,389)       (806,639)

  Stock issued in private placement                  --                --             640

  Net loss, nine month period ended
  March 31, 2002 (Unaudited)                         --          (260,052)       (260,052)
                                            -----------       -----------     -----------

Balance at March 31, 2002 (Unaudited)       $ 3,218,753       $(4,313,441)    $(1,066,051)
                                            ===========       ===========     ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                                 NINE                NINE
                                                                MONTHS              MONTHS
                                                                ENDED               ENDED
                                                               MARCH 31,           MARCH 31,
                                                                 2002                2001
                                                              ----------          -----------
                                                              (Unaudited)         (Unaudited)
Cash and cash equivalents used by operating activities        $ (189,933)         $  (383,665)
                                                              ----------          -----------

Cash and cash equivalents used by investing activities            (1,200)            (325,131)
                                                              ----------          -----------

Cash and cash equivalents provided by financing activities       193,418              631,530
                                                              ----------          -----------

Increase (decrease) in cash and cash equivalents                   2,285              (77,266)

Cash and cash equivalents at beginning of period                     100              122,685
                                                              ----------          -----------

Cash and cash equivalents at end of period                    $    2,385          $    45,419
                                                              ==========          ===========

Supplemental disclosure of cash flow information:
    Interest paid                                             $    7,857          $    19,637
                                                              ==========          ===========

Noncash investing and financing activities:

  Debt assumed in acquisition                                 $       --          $   340,000
                                                              ==========          ===========

  Goodwill created in acquisition                             $       --          $ 1,229,460
                                                              ==========          ===========

  Property and equipment acquired in acquisition              $       --          $    22,588
                                                              ==========          ===========

  Net operating assets acquired in acquisition                $       --          $   208,338
                                                              ==========          ===========

  Loss on minority interest investment                        $       --          $   455,142
                                                              ==========          ===========

  Asset impairment                                            $       --          $ 1,102,454
                                                              ==========          ===========

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

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

THE ACCOMPANYING FINANCIAL STATEMENTS OF REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES (THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ("GAAP"), PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION, AND ARE UNAUDITED. ACCORDINGLY, THEY DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS FOR THE INTERIM PERIODS PRESENTED HAVE BEEN MADE. THE RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2002 MAY NOT BE INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements. As of March 31, 2002, there are 18,000,000 potential dilutive securities.

--------------------------------------------------------------------------------
                                     NOTE 2
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

During the nine-month period ended March 31, 2002, the Company entered into three additional short-term, non-interest bearing, unsecured, demand notes payable in the amount of $121,150. Principal is due on demand.

                  REGENCY GROUP LIMITED, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3
                                 GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating and investment activities for the nine-month period ending March 31, 2002, which have resulted in a deficiency of working capital of approximately $1,060,000 and an accumulated deficit of approximately $4,310,000 as of March 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 8 OF THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS REPORT.

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

     In May 2001, Regency Group Limited, Inc. formed a subsidiary named Advantage Mobile Media, Inc. Advantage Mobile Media, Inc.'s objective is to deliver alternative means of advertising and target the new "mobile" consumer. In July 2001, Regency Group Limited, Inc. formed another subsidiary named Regency Preferred Corporation whose primary goal is to raise capital to acquire existing mobile media companies, while providing capital, management, and marketing expertise to the new mobile media company.

RESULTS OF OPERATIONS:

REVENUES AND COST OF REVENUES

     There were no revenues or cost of revenues for either the three or nine-month period ended March 31, 2002 due to the closing of prior entities, and the development of new concepts. The comparable periods had revenues and costs from operations that have been closed.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ended March 31, 2002 were $71,817 compared to $293,665 for the three months ended March 31, 2001, a decrease of 75.6%. Total general and administrative expenses for the nine months ending March 31, 2002 were $259,524 compared to $849,557 for the nine months ended March 31, 2001, a decrease of 69.5%. Overall general and administrative expenses declined for the three months and nine months due to the fact the Company is not currently engaging in revenue generating activities. The material components of general and administrative expense for the three and nine months ended March 31, 2002 are as follows:

                        THREE MONTHS ENDED MARCH 31, 2002

     *    $6,379 or 9% was incurred for depreciation and amortization.
     *    $16,403 or 23% was incurred for salaries and benefits.
     *    $8,484 or 12% was incurred for legal, accounting and consulting fees.
     *    $30,322 or 42% was incurred for facilities rent.
     *    $10,229 or 14% was related to "Other Expense" and other expense items.

                        NINE MONTHS ENDED MARCH 31, 2002

     *    $19,137 or 10% was incurred for depreciation and amortization.
     *    $51,539 or 20% was incurred for salaries and benefits.
     *    $87,997 or 34% was incurred for legal, accounting and consulting fees.
     *    $76,966 or 30% was incurred for facilities rent.
     *    $23,885 or 6% was related to "Other Expense" and other expense items.

OTHER INCOME AND EXPENSE

     Total other income (expenses) for the three months ended March 31, 2002 was $18,215 compared to $(1,105,937) for the three months ended March 31, 2001. This change is primarily due to the write-off of the e-river marketing subsidiary during the quarter ended March 31, 2001. During the three-months ended March 31, 2002 the Company began subleasing space in its current office. Total sublet income for the period was $24,236.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed their operations primarily through private sales of equity and debt financing. At March 31, 2002, the Company's principal source of liquidity was approximately $2,400 of cash compared with $100 in cash at June 30, 2001. The Company intends to generate additional capital, from various debt and equity sources, which will be used for operating capital and potential additional business expansion. The amount of cash proceeds raised from these various sources, together with current available cash, is anticipated to sustain Regency's operating and investment activities through the current fiscal year. However, there can be no assurance that the Company will be able to obtain additional financing sufficient to support further operating activities.

GOING CONCERN

     As of May 17, 2002, the Company believes that its current working capital is sufficient to fund the Company's operations for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The Company's independent accountants have issued a gong concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2001.

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


TEM 4. OTHER INFORMATION

     Item not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: May 17, 2002                          REGENCY GROUP LIMITED, INC.


                                            By: /s/ Terry Neild
                                               ---------------------------------
                                               Terry Neild
                                               Chief Executive Officer