Form 10QSB/A
period 2002-03-31
ENERGY RIVER CORP
filed 2002-08-19
CIK 1084805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)

(MARK ONE)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2002.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     During the period covered by this filing Regency was mentioned as a defendant in a lawsuit against Mr. Terry Neild and others. The Corporation believes that suit does not have merit in regards to Regency

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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


DATE: August 16, 2002                       REGENCY GROUP LIMITED, INC.


                                            By: /s/ Terry Neild
                                               ---------------------------------
                                               Terry Neild
                                               Chief Executive Officer