Form 10KSB
period 2002-06-30
GLOBAL FREIGHT INTEGRATORS INC
filed 2003-05-23
CIK 1084805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period from __________ to

                        Commission File Number 000-26887

                        GLOBAL FREIGHT INTEGRATORS, INC.
                 (Name of small business issuer in its charter)

           Nevada                                        88-0429812
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

7025 E. 1st Avenue Suite 5, Scottsdale, AZ                  85251
 (Address of principal executive offices)                 (Zip code)

                    Issuer's telephone number: (480) 945-2232

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2002. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1.15

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2003. 497,601 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I......................................................................  3
   ITEM 1.  BUSINESS........................................................  3
   ITEM 2.  PROPERTIES......................................................  5
   ITEM 3.  LEGAL PROCEEDINGS...............................................  5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  5
PART II.....................................................................  6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  6
   ITEM 7.  FINANCIAL STATEMENTS............................................  8
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................  8
PART III....................................................................  8
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............  8
   ITEM 10. EXECUTIVE COMPENSATION..........................................  9
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS... 10
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 10
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................ 11
SIGNATURES.................................................................. 11

                           FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about the Company's financial condition, and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Global Freight Integrator's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, ability to identify and merge with an operating entity, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the public company.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

     Global Freight Integrators, Inc. started as The Regency Group, Limited in February of 1999 as a technology-based investment company based in Scottsdale, Arizona. The Regency Group, Limiteds' main focus was developing the companies that it had interests in with a view towards enhancing their value as potential take-over targets or through taking them public. In June of 2002, the Corporation changed its name to Energy River Corporation. The Company's focus was in the business of developing, acquiring and investing in emerging growth alternative energy companies, technologies, and projects.

     Unfortunately, the Company was unable to successfully execute the new business plan. In February of 2003, the Company changed its name to Global Freight Integrators, Inc. Along with the name change came a new management and ownership team. The goal of new management is to seek a new profitable business model for the company by identifying and acquiring an operating entity.

SUBSIDIARIES

     Both Regency Preferred Corporation and Advantage Mobile Media, Inc. are wholly owned subsidiaries of Global Freight Integrators, Inc. New management has dissolved both companies in May of 2003.

PROPRIETARY RIGHTS

     The Company currently does not possess trademarks, patents, or copyrights, in relation to their products and services. Policing unauthorized use of the Company's proprietary and other intellectual property rights could, while currently unlikely, could entail significant expenses. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that certain aspects of its processes or features violates a patent they hold. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

     The Company's officers and directors are currently the only employees as of May 2003. The employees are currently not represented by a collective bargaining agreement, and the Company believes that relations with its employees are good. There are no known problems or issues regarding any former employees, officers, or directors.

RISK FACTORS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

LIMITED OPERATING HISTORY

     The Company was incorporated in February 1999, with a principal business objective of developing the companies that it had interests in with a view towards enhancing their value as potential take-over targets or through taking them public. It had a limited operating history on which to base an evaluation for businesses and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in evolving markets. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services provided, the acceptance of the products and services, the ability to attract and retain a suitable user base, rapid technological change and the management of growth. In view of the Company's business model and its limited operating history, it is believed that period-to-period comparisons of the operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

UNPREDICTABILITY  OF  FUTURE  REVENUES;   POTENTIAL  FLUCTUATIONS  IN  QUARTERLY
OPERATING RESULTS; SEASONALITY

     As a result of the Company's limited operating history, it is unable to accurately forecast future revenues, if any. The Company anticipates that it may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside its control. Factors that may adversely affect the quarterly operating results include (i) the ability to attract a new business model; (ii) the ability to upgrade and develop its systems and infrastructure; and (iii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure.

     Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

     The Company's performance is substantially dependent on the services and on the performance of its officers and directors. The Company's performance also depends on its ability to attract, hire, retain, and motivate its officers and key employees. The loss of the services of any of the executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has not entered into long-term employment agreements with any of its key personnel and currently has no "Key Man" life insurance policies. The Company's future success may also depend on it ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing, and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

ESTABLISHMENT OF AN OPERATING ENTITY

     The Company believes that establishing and maintaining an operating entity is a critical aspect of the Company's business model. The Company has not yet developed an operating entity and if it fails to do so it could have a material adverse impact on its business. Promotion and enhancement of this entity will depend largely on the success of this entity in providing high quality services or products, which cannot be assured. If users do not perceive the Company's future products or services to be comprehensive and of high quality, or if the Company introduces new features, or enters into new business ventures that are not favorably received by the public, the Company will risk diluting the value of its operating entity. If the Company fails to provide high quality services or product, or otherwise to promote and maintain a service or product, or if the Company incurs excessive expenses in an attempt to improve services or product, or promote and maintain a service or product, future results of operations and financial condition could be materially and adversely affected.

GROWTH STRATEGY IMPLEMENTATION; ABILITY TO MANAGE GROWTH

     The Company anticipates that significant expansion will be required to address the Company's business plan and shareholder value. The Company's expansion is expected to place a significant strain on its management, operational and financial resources. To manage any material growth of the Company's operations and personnel, the Company may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that the Company's planned personnel, financing, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition, and results of operations may be materially adversely affected.

POSSIBLE FUTURE ISSUANCE OF COMMON STOCK

     The Company, effective February 2003, is authorized to issue up to 700,000,000 Shares of Common Stock. Presently, there are 497,601 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because the Company's Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for and value of its securities can be severely adversely affected.

ITEM 2. PROPERTIES

     Corporate headquarters are located at 7025 East 1st Avenue Suite 5, Scottsdale, AZ 85251. The dimension of the new office space is approximately 200 square feet. The space is at no charge to the Company and is provided by a related party. The Company does not have any additional facilities, nor are there proposed programs for the renovation, improvement, or development of the properties currently being utilized.

ITEM 3. LEGAL PROCEEDINGS

The Company was not subject to, in the years 2001 and 2002, nor are we currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is currently traded on the Pink Sheets under the stock ticker symbol "GBFT." The following sets forth the high and low bid quotations for the Common Stock for the year. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

                                                            HIGH        LOW
     2002
     For the period (July 1, 2001 to June 30, 2002)         $.40*       $.01
----------
* Price does not reflect 40 for 1 reversal in June of 2002 and 100 for 1 reversal in February of 2003.

     During the year ended June 30, 2002, there were 620 potential shares of common stock of the Company upon conversion of the preferred stock still outstanding as of May 2003. There is no fixed redemption price and no expiration date. In June of 2002 the Company did offer stock options to its employees through a Qualified Stock Option Plan that reserved 2,500,000 shares for the plan. As of June 30, 2002 the Company had awarded 1,160,000 of those options to its employees.

     There are approximately 485,052 shares of restricted common Stock of the Company of which all of these restricted shares are more than two years old could be sold under Rule 144 under the Securities Act of 1933, as amended.

     There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

     There are currently 2479 shares of preferred stock outstanding as of June 30, 2002. These shares are convertible into 620 shares of the Company's common stock.

HOLDERS

     As of April 14, 2003, the Company had approximately 201 stockholders of record.

DIVIDEND POLICY

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Global Freight Integrators, Inc. started as The Regency Group, Limited in February of 1999 as a technology-based investment company based in Scottsdale, Arizona. The Regency Group, Limiteds' main focus was developing the companies that it held interests in with a view towards enhancing their value as potential take-over targets or through taking them public. In June of 2002 the Corporation changed its name to Energy River Corporation. The Company's focus was in the business of developing, acquiring and investing in emerging growth alternative energy companies, technologies and projects.

     Unfortunately, the Company was unable to successfully execute the new business plan. In February of 2003, the company changed its name to Global Freight Integrators, Inc. Along with the name change came a new management and ownership team. The goal of new management is to seek a new profitable business model for the company.

     Both Regency Preferred Corporation and Advantage Mobile Media, Inc. are wholly owned subsidiaries of Global Freight Integrators, Inc. New management has dissolved both companies in May of 2003.

REVENUES

     The Company had no revenues for the years ended June 30, 2002 and 2001.

G & A EXPENSES

     Operating expenses totaled $259,969 and $483,659 for the years ended June 30, 2002 and 2001, respectively. The decrease was due to a significant decrease in salaries and other operating expenses resulting from the change of business plans.

LOSS ON INVESTMENTS

     The Company had a $1,450,502 loss on investments in the year June 30, 2001 due to the write-offs of substantial investments made in technology related companies.

     In addition, the Company incurred net other expenses of $34,463, for the year ended June 30, 2002, verses net income of $11,448, in the prior year. The decrease was due to the write off of the Company's fixed assets and loss of interest income.

NET LOSS

     The Company incurred a net loss in the amount of $294,432, for the year ended June 30, 2002. This represents a decrease of $3,364,301, or 92%, over the net loss for the prior year 2001 of $3,658,733. In 2001 the Company had substantial losses due to the write-offs of substantial investments made in technology related companies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a minimal cash outflow from continuing operations during the year ended June 30, 2002, as compared to a net of $1,290,815 during the year ended June 30, 2001. The Company did not purchase assets with cash during the year ended June 30, 2002. Additionally, the Company used $81,395 in cash to purchase fixed assets in 2001.

     The Company received net cash proceeds of $64,000 from the issuance of common stock for equity investments in the Company during the year ended June 30, 2002. In the prior year, the Company obtained $404,015 from financing activities, attributable mainly to the issuance of notes payable to related and third parties.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company's financial resources during the year 2002 were insufficient to support the Company's operating infrastructure. As a result, the Company significantly decreased its operations by liquidating assets and reducing its payroll.

     For the year 2003, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 12 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there is a potential going concern issue.

     The Company cannot give assurance that it can generate the cash it needs for the next 12 months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

ITEM 7. FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-10) form part of the report on the Financial Statements

                                                       PAGE
                                                       ----
     Independent Auditors' Report                       F-1
     Balance Sheet                                      F-2
     Statements of Operations                           F-3
     Statement of Stockholders' (Deficit)               F-4
     Statements of Cash Flows                           F-5
     Footnotes                                          F-6 to F-10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 6, 2002 the Company filed a Change in Registrant's Certifying Account with the SEC. The Company has no disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's directors and executive officers are as follows:

         Name                 Age                 Position
         ----                 ---                 --------
     Raymond Bills            59             President
     Jamie Kerr               36             Secretary and Treasurer

FAMILY RELATIONSHIPS

     James Kerr, the Company's Secretary and Treasurer, is the brother of is the President of Corporate Communications Network, Inc. Corporate Communications Network, Inc. is the beneficial owner of 84.4% of the Company's current outstanding common stock.

WORK EXPERIENCE

     RAYMOND BILLS, PRESIDENT, has been highly successful for twenty-five years in multiple locations as a sales representative, sales manager and district manager for Dictaphone Corporation. His experience includes proven success in sales to major accounts and hospitals, turning around poor producing districts, evaluating sales representatives' effectiveness, preparing sales budgets, analyzing sales territories, maintaining inventory control and communicating results to senior management.

     JAMIE KERR, SECRETARY AND TREASURER, has over a decade of experience as a Business Development Manager. While he worked for the Arizona Department of Commerce he led business recruitment efforts, which resulted in $800m in capital investment, 42 companies, and 6000 new jobs to Greater Arizona. In addition to working for the Arizona Department of Commerce Mr. Kerr also worked for Kitchell CEM where he identified and fostered relationships with potential clients, created synergy between divisions within the corporation and collaborated with corporate offices in other regions to determine target markets and identify new opportunities

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The Company does not have employment agreements with its executive officers. They have yet to determine the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of the next year. They have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of the current executive officers have been drawing salaries since they were appointed to their positions.

                           Summary Compensation Table

                                    Annual Compensation               Long-Term Compensation
                              ------------------------------   -----------------------------------
                                                     Other
                                                     Annual    Restricted   Securities                All Other
     Name and                                       Compensa     Stock      Underlying     LTIP       Compensa
Principal Position    Year    Salary ($)  Bonus($)   tion($)    Awards($)    Options(#)   Payouts($)   tion($)
------------------    ----    ----------  --------   -------    ---------    ----------   ----------   -------
Raymond Bills         2002         0         0         0           0                0        0           0
President

Jamie Kerr            2002         0         0         0           0                0        0           0
Secretary & Treasurer

Pamela Michie         2002   $45,000         0         0           0           70,000        0           0
Former Secretary

Terry Neild           2002         0         0         0           0                0        0           0
Former President

DIRECTORS' COMPENSATION

     The Company has no formal or informal arrangements or agreements to compensate its directors for services they provide as directors of the Company.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

     Since incorporation, the Company has paid some compensation to its officers. The Company does not have employment agreements with any of its current officers, directors of employees. Any future compensation to be paid to these individuals will be determined by the Board of Directors, and employment agreements will be executed.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

     The Company, as of May 2003, does not have an existing or proposed option/SAR grants. In June of 2002 the Company did offer stock options to its employees through a Qualified Stock Option Plan that reserved 2,500,000 shares for the plan. The Company did issue 406,500 shares to employees, officers, and directors under the plan. The plan has since expired and was cancelled by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of June 30, 2002 certain information regarding the beneficial ownership of our common stock by:

     1. Each person who is known by us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

                             Name and Address          Amount and Nature of
Title of Class             of Beneficial Owner          Beneficial Owner        % of Class
--------------             -------------------          ----------------        ----------
Common Stock       CORPORATE COMMUNICATIONS NETWORK INC      420,000               84.4%

NON-VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company has not issued any non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

     The Company has preferred stock outstanding convertible into 620 underlying shares of common stock. The preferred stock have no fixed redemption price and no expiration date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     James Kerr, the Company's Secretary and Treasurer, is the brother of Steven Kerr who is the President of Corporate Communications Network, Inc. Corporate Communications Network, Inc. is the beneficial owner of 84.4% of the Company's current outstanding common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                     Name and/or Identification of Exhibit
--------------                     -------------------------------------
      99            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

  Date Filed                  Items Disclosed in Report on Form 8-K and 8-K/A
  ----------                  -----------------------------------------------

  06/06/2002     Item 1 - Changes in Control of Registrant
                 Item 5 - Other Events
  06/16/2002 Item 4 - Change in Registrant's Certifying Account 06/28/2002 Item 4 - Change in Registrant's Certifying Account
  07/19/2002     Item 1 - Changes in Control of Registrant
                 Item 5 - Other Events
  08/15/2002     Item 1 - Changes in Control of Registrant
                 Item 6 - Resignations of Registrant's Directors
  04/01/2003     Item 1 - Changes in Control of Registrant
                 Item 5 - Other Events
  04/14/2003 Item 4 - Change in Registrant's Certifying Account 04/14/2003 Item 4 - Change in Registrant's Certifying Account 04/17/2003 Item 4 - Change in Registrant's Certifying Account 04/17/2003 Item 4 - Change in Registrant's Certifying Account

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Global Freight Integrators, Inc.
                                  (Registrant)

     Signature                          Title                         Date
     ---------                          -----                         ----

/s/ Raymond Bills              Chief Executive Officer and        May 22, 2003
------------------------       Chief Financial Officer
   Raymond Bills

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                         Date
     ---------                          -----                         ----

/s/ Raymond Bills              President                          May 22, 2003
------------------------
    Raymond Bills


/s/ Jamie Kerr                 Secretary & Treasurer              May 22, 2003
------------------------
    Jamie Kerr

                                 CERTIFICATIONS

I, Raymond Bills, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Global Freight Integrators, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2002; and

          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 22, 2003

/s/ Raymond Bills
------------------------
Raymond Bills
Chief Executive Officer
Chief Financial Officer

To The Stockholders and Board of Directors of
Global Freight Integrators, Inc. (formerly Energy River Corp.)


We have audited the accompanying consolidated balance sheet of Global Freight Integrators, Inc. (formerly Energy River Corp.) as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Global Freight Integrators, Inc. (formerly Energy River Corp.) as of June 30, 2002, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company's significant operating losses, deficit working capital and deficit equity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Semple & Cooper, LLP

Semple & Cooper, LLP
Phoenix, Arizona

May 14, 2003

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS
CURRENT ASSETS
  Cash                                                              $     2,258
                                                                    -----------

      TOTAL ASSETS                                                  $     2,258
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - related parties (Note 3)                          $    21,000
  Accounts payable                                                       43,558
  Accrued payroll                                                         3,059
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                          67,617
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                       --

STOCKHOLDERS' DEFICIT (NOTE 7)
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized
   - Series A, 2,479 shares issued and outstanding at
     June 30, 2002                                                            3
  Common stock, $.001 par value, 100,000,000 shares authorized
   6,421,414 shares issued and outstanding at June 30, 2002               6,421
  Additional paid-in capital                                          4,276,038
  Accumulated deficit                                                (4,347,821)
                                                                    -----------

      TOTAL STOCKHOLDERS' DEFICIT                                       (65,359)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     2,258
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                  2002                 2001
                                              ------------         ------------

REVENUES                                      $         --         $         --

COST OF REVENUES                                        --                   --
                                              ------------         ------------

GROSS PROFIT                                            --                   --

GENERAL AND ADMINISTRATIVE EXPENSES                259,969              483,659
LOSS ON INVESTMENTS                                     --            1,450,502
                                              ------------         ------------

LOSS FROM CONTINUING OPERATIONS                   (259,969)          (1,934,161)
                                              ------------         ------------

OTHER INCOME (EXPENSE)
  Loss on disposal of assets                       (48,035)                  --
  Sublease income                                   40,394                   --
  Interest expense                                 (24,764)             (30,767)
  Other income and (expense), net                   (2,058)              23,038
  Interest income                                       --               19,177
                                              ------------         ------------

TOTAL OTHER INCOME (EXPENSE)                       (34,463)              11,448
                                              ------------         ------------

NET LOSS FROM CONTINUING OPERATIONS               (294,432)          (1,922,713)
                                              ------------         ------------

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   E-River segment                                      --             (736,920)
  Loss on disposal of E-River segment                   --             (999,100)
                                              ------------         ------------
                                                        --           (1,736,020)
                                              ------------         ------------

NET LOSS                                      $   (294,432)        $ (3,658,733)
                                              ============         ============

BASIC LOSS PER COMMON SHARE FROM
 CONTINUING OPERATIONS                        $      (0.01)        $      (0.08)
                                              ============         ============

BASIC LOSS PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS                             (0.00)        $      (0.06)
                                              ============         ============

BASIC LOSS PER COMMON SHARE, NET              $      (0.01)        $      (0.14)
                                              ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING             30,698,890           27,108,145
                                              ============         ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statement

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                  Convertible Preferred Stock
                                  ---------------------------
                                            Series A             Common Stock        Additional
                                       ------------------     -------------------      Paid-in     Accumulated
                                       Shares      Amount     Shares       Amount      Capital       Deficit          Total
                                       ------      ------     ------       ------      -------       -------          -----
Balance at June 30, 2000               15,500       $ 15    23,306,500    $ 23,307   $ 1,723,428   $  (394,656)   $ 1,352,094
  Acquisition of subsidiary
  (E-River)                             2,500          3     5,000,000       5,000     1,494,997            --      1,500,000
  Surrender of stock from E-River      (1,200)        (1)     (350,000)       (351)          352            --             --
  Additional stock granted in
  private placement                        --         --        24,300          24           (24)           --             --
  Net loss                                 --         --            --          --            --    (3,658,733)    (3,658,733)
                                      -------       ----   -----------    --------   -----------   -----------    -----------

Balance at June 30, 2001               16,800         17    27,980,800      27,980     3,218,753    (4,053,389)      (806,639)
  Stock issued in private placement        --         --       640,000         640            --            --            640
  Preferred A conversion to common
  (Original investors)                (14,150)       (14)   14,150,000      14,150       (14,136)           --             --
  Preferred A converted to common
  (E-River investment)                   (171)        --       170,100          --            --            --             --
  1:40 reverse split                       --         --   (41,867,304)    (41,697)       41,697            --             --
                                      -------       ----   -----------    --------   -----------   -----------    -----------
Balance after reverse split             2,479          3     1,073,596       1,073     3,246,314    (4,053,389)      (805,999)
  Conversion of Regency Preferred
  Corporation's preferred stock            --         --       320,000         320        63,680            --         64,000
  Stock issued for debt and services       --         --     5,027,818       5,028       966,044            --        971,072
  Net loss                                 --         --            --          --            --      (294,432)      (294,432)
                                      -------       ----   -----------    --------   -----------   -----------    -----------

Balance at June 30, 2002                2,479       $  3     6,421,414    $  6,421   $ 4,276,038   $(4,347,821)   $   (65,359)
                                      =======       ====   ===========    ========   ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                            2002                 2001
                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                    $  (294,432)        $(1,922,713)
  Adjustments to reconcile net loss to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                            18,249              24,486
     Loss on investments                                          --           2,950,502
     Capital lease adjustment                                 (7,538)                 --
     Loss on disposal of fixed assets                         48,035                  --
     Services paid with stock                                250,945
  Changes in Assets and Liabilities:
     Due from related party                                       --              78,463
     Other current assets                                         --              39,121
     Interest receivable                                          --               4,800
     Prepaid expenses                                          2,000              (2,000)
     Accounts payable                                        (48,040)             91,428
     Accrued wages                                               331               2,728
     Interest payable                                        (28,800)             24,000
                                                         -----------         -----------
Net cash provided (used) in continuing operations            (59,250)          1,290,815

Loss from discontinued operations                                 --          (1,736,020)
                                                         -----------         -----------
        Net cash used in operating activities                (59,250)           (445,205)
                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                        --             (81,395)
                                                         -----------         -----------
        Net cash used in investing activities                     --             (81,395)
                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt-related parties                              --             404,015
  Repayment of capital leases                                 (2,592)                 --
  Minority interest in private placement                      64,000                  --
                                                         -----------         -----------
        Net cash provided by financing activities             61,408             404,015
                                                         -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        2,158            (122,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   100             122,685
                                                         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $     2,258         $       100
                                                         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $    24,764         $    30,767
                                                         ===========         ===========
  Taxes paid                                             $        --         $        --
                                                         ===========         ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued for debt and services              $   971,072         $        --
                                                         ===========         ===========
  Equipment traded for debt                              $    12,078         $        --
                                                         ===========         ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1
--------------------------------------------------------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                   NATURE OF OPERATIONS AND USE OF ESTIMATES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

Global Freight Integrators, Inc. (fka Energy River Corp., fka Regency Group, Limited) (the "Company"), is a Nevada corporation formed on February 1, 1999. Management's intent for the business is to identify a potential operating entity with which to merge with. The Company previously operated under the name Regency Group, Ltd., however, in June, 2002, the Company changed its name to Energy River Corp. Both of these businesses acted as incubators to develop new companies and concepts.

In February, 2003 a new group of investors obtained control of the Company and changed the name to Global Freight Integrators, Inc., with the intent to merge with an entity of the same name. However, this did not occur and the Company is currently seeking another operating candidate for merger.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. As of June 30, 2002, the Company had two wholly-owned subsidiaries, Regency Preferred Corporation and Advantage Mobile Media that were inactive. Subsequent to the balance sheet date, the Company decided to liquidate these subsidiaries.

PROPERTY AND EQUIPMENT

Property and equipment has been recorded at cost. Depreciation was provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined to be not realizable. For the years ended June 30, 2002 and 2001, depreciation expense was $18,249 and $24,486, respectively. The Company exchanged its equipment for the relief of debt.

INCOME TAXES

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

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 1
--------------------------------------------------------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
             NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS PER SHARE

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. As the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements. As of June 30, 2002 there are 1,160,000 potentially dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts payable, notes payable from related parties, and accrued payroll are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

INVESTMENTS

Investments in unconsolidated subsidiaries in which the Company has less than a 20% interest are carried at the lower of cost or market. Market is determined by management's best estimate.

                                     NOTE 2
--------------------------------------------------------------------------------
                                  INVESTMENTS
--------------------------------------------------------------------------------

As of June 30, 2002, the Company held approximately an 11.6% interest in the common stock of AdZone Interactive, Inc., or 1,821,984 shares. The value of the investment was written off during the year ended June 30, 2001. Subsequent to June 30, 2002, the stock was distributed to a consultant for compensation.

As of June 30, 2002, the Company held less than a one percent (1%) interest in the common stock of Future Carz, Inc., or approximately 350,000 shares. The value of the investment was written off during the year ended June 30, 2002. Subsequent to June 30, 2002, the stock was distributed to a lender for the settlement of debt.

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 3
--------------------------------------------------------------------------------
                        NOTES PAYABLE - RELATED PARTIES
--------------------------------------------------------------------------------

As of June 30, 2002, notes payable - related parties are comprised of the following:

     Non-interest bearing notes payable to various related
     parties, due on demand; unsecured.                                $ 21,000

     Less: current portion of notes payable to related parties          (21,000)
                                                                       --------
                                                                       $     --
                                                                       ========

                                     NOTE 4
--------------------------------------------------------------------------------
                                  INCOME TAXES
--------------------------------------------------------------------------------

As of June 30, 2002, deferred tax assets (liabilities) consist of the following:

     Net operating loss carryforwards                               $ 1,400,000

     Less: valuation allowance                                       (1,400,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========

The Company has established a valuation allowance equal to the full amount of the net deferred tax asset primarily because of uncertainty in the utilization of net operating loss carryforwards. The valuation allowance increased $100,000 during the year ended June 30, 2002.

At June 30, 2002, the Company has federal and state net operating loss carryforwards in the approximate amount of $4,300,000 available to offset future taxable income, expiring as follows:

                             Expiring Year Ended June 30,
        Net Loss             Federal               State
        --------             -------               -----

       $  300,000             2020                 2005
        3,700,000             2021                 2006
          300,000             2022                 2007
       ----------
       $4,300,000
       ==========

                                     NOTE 5
--------------------------------------------------------------------------------
                               STOCK OPTION PLAN
--------------------------------------------------------------------------------

Effective June 6, 2002, the Company's Board of Directors formally approved the Company's 2002 Qualified Stock Option Plan, (the Plan), which permits the granting of options to purchase shares of the Company's common stock to eligible employees. The Plan authorized up to 2,500,000 shares to be issued to employees and consultants of the Company.

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 5
--------------------------------------------------------------------------------
                         STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

Options  granted under the Plan must be exercised in whole or in part within ten
(10) years of the date of grant. Shares available for grant under the Plan as of June 30, 2002 were 1,340,000.

The per share weighted average fair value of stock options granted during 2002 was $.00 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of .25%, an expected life of ten (10) years, and an exercise price of $.20 per share. The risk-free interest rate was 3.75% for 2002.

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly no compensation cost has been recognized for the stock options to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net loss and net loss per common share for the year ended June 30, 2002 would have been adjusted to the pro forma amounts indicated below:

                                                                         2002
                                                                      ---------
    Net loss                                                          $(294,432)
      As reported

      Add:    Stock-based employee compensation expense included in
              reported net income, net of related tax effects                --

      Deduct: Total stock-based employee compensation expense
              determined under fair value based method for all
              awards, net of related tax effects                             --
                                                                      ---------
    Pro forma net loss                                                $(294,432)
                                                                      =========
    Basic loss per share
       As reported                                                    $   (0.01)
                                                                      =========
       Pro forma                                                      $   (0.01)
                                                                      =========

A summary of the aforementioned stock plan for the year ended June 30, 2002 is as follows:

                           GLOBAL FREIGHT INTEGRATORS
                          (FORMERLY ENERGY RIVER CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 5
--------------------------------------------------------------------------------
                         STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

                                              Weighted Average
                                                No. of Shares     Exercise Price
                                                -------------     --------------
Balance at inception of Plan, June 6, 2002               --            $  --
  Granted                                         1,160,000             0.20
  Forfeited                                              --               --
  Exercised                                              --               --
                                                  ---------            -----

Balance at June 30, 2002                          1,160,000            $0.20
                                                  =========            =====

Exercisable at end of year                        1,160,000            $0.20
                                                  =========            =====
Weighted average fair value of
 options granted during the year                       0.00
                                                  =========

Summary of stock options granted at June 30, 2002 is as follows:

                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
------------------------------------------------    ---------------------------------------------
                                   Weighted                                          Weighted
                                    Average                                           Average
                                   Remaining                                         Remaining
Exercise      Outstanding         Contractual       Exercise     Exercisable        Contractual
 Price      at June 30, 2002     Life (In Years)     Price     at June 30, 2002   Life (In Years)
 -----      ----------------     ---------------     -----     ----------------   ---------------
 $0.20          1,160,000             10             $0.20         1,160,000             10
               ==========                                         ==========

                                     NOTE 6
--------------------------------------------------------------------------------
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

The Company was the lessee of telephone equipment with an original cost of approximately $21,400. The Company has previously acted to void the lease and has returned the equipment. Based upon current circumstances, management believes it has no continuing obligation under the lease and, as such, has no recorded liability outstanding as of June 30, 2002.

                                     NOTE 7
--------------------------------------------------------------------------------
                                 GOING CONCERN
--------------------------------------------------------------------------------

Through June 30, 2002, the Company had sustained significant losses from operations, deficit working capital of $65,359 and deficit equity of $4,347,821. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     NOTE 8
--------------------------------------------------------------------------------
                               SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to June 30, 2002, the Company approved a 1:100 reverse stock split.