Form 10QSB
period 2002-09-30
GLOBAL FREIGHT INTEGRATORS INC
filed 2003-05-30
CIK 1084805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____ to _______

                       Commission file number: 000-26887


                        Global Freight Integrators, Inc.
             (exact name of registrant as specified in its charter)


          Nevada                                           88-0429812
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


7025 E. 1st Ave. Suite 5, Scottsdale, AZ                     85251
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (480) 945-1938

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the Registrant's Common Stock, as of April 15, 2003:
497,601.

                        GLOBAL FREIGHT INTEGRATORS, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1 FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30, 2002
          (Unaudited) and June 30, 2002                                       1

          Condensed Consolidated Statements of Operations for the Three
          Months ended September 30, 2002 and 2001 (Unaudited)                2

          Condensed Consolidated Statements of Changes in Stockholders'
          Deficit for the year Ended June 30, 2002 and for the Three
          Months ended September 30, 2002 (Unaudited)                         3

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 2002 and 2001 (Unaudited)                4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                        5-6

          All schedules are omitted because they are not applicable or the required information is shown in the financial
                          statements or notes thereto.

     Item 2 Management's Discussion and Analysis                             7-8

     Item 3 Controls and Procedures                                           8

PART II OTHER INFORMATION

     Item 1 Legal Proceedings                                                 9
     Item 2 Changes in Securities                                             9
     Item 3 Defaults Upon Senior Securities                                   9
     Item 4 Submission of Matters to a Vote of Security Holders               9
     Item 5 Other Information                                                 9
     Item 6 Exhibits and Reports on Form 8-K                                  9

Signatures                                                                   10

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND JUNE 30, 2002

                                                                        (Unaudited)
                                                                       September 30,          June 30,
                                                                           2002                 2002
                                                                        -----------         -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $        --         $     2,258
  Accounts receivable - related party                                         3,811                  --
                                                                        -----------         -----------

      TOTAL  ASSETS                                                     $     3,811         $     2,258
                                                                        ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                         $        --         $    21,000
  Accounts payable                                                           44,016              43,558
  Accrued payroll                                                                --               3,059
                                                                        -----------         -----------

      TOTAL CURRENT LIABILITIES                                              44,016              67,617
                                                                        -----------         -----------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized - Series A, 2,479 shares issued and outstanding,
   respectively                                                                   3                   3
  Common stock, $.001 par value, 100,000,000 shares authorized,
   7,647,931 and 6,421,414 shares issued and outstanding,
   respectively                                                               7,648               6,421
  Additional paid-in capital                                              4,563,001           4,276,038
  Accumulated deficit                                                    (4,610,857)         (4,347,821)
                                                                        -----------         -----------

      TOTAL STOCKHOLDERS' DEFICIT                                           (40,205)            (65,359)
                                                                        -----------         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     3,811         $     2,258
                                                                        ===========         ===========

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001(UNAUDITED)


                                                         (Unaudited)
                                                      Three Months Ended
                                                September 30,     September 30,
                                                   2002               2001
                                                 ---------         ---------

Product Revenues                                 $      --         $      --

Cost of Product Revenues                                --                --
                                                 ---------         ---------
Gross Profit                                            --                --
                                                 ---------         ---------

General and Administrative Expenses                264,036            97,435
                                                 ---------         ---------

Loss from Operations                              (264,036)          (97,435)
                                                 ---------         ---------
Other Income/(Expense)
  Interest expense                                      --            (8,933)
  Other income                                       1,000                --
                                                 ---------         ---------
      Total Other Income (Expense)                   1,000            (8,933)
                                                 ---------         ---------

Net Loss                                         $(263,036)        $(106,368)
                                                 =========         =========

Basic and Diluted Loss Per Common Share          $   (3.99)        $  (15.03)
                                                 =========         =========

Weighted Average Shares Outstanding                 65,974             7,077
                                                 =========         =========

(As restated for reverse stock split Note 1)

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED JUNE 30, 2002 AND
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002(UNAUDITED)

                                       Convertible Preferred Stock
                                                Series A                 Comon Stock
                                           ------------------       ----------------------
                                           Shares      Amount       Shares          Amount
                                           ------      ------       ------          ------
Balance at June 30, 2001                   16,800       $ 17      27,980,800       $ 27,980

  Stock issued in private placement            --         --         640,000            640
  Preferred A conversion to common
   (original investors)                   (14,150)       (14)     14,150,000         14,150
  Preferred B issued and converted
   (E-River investment)                      (171)        --         170,100             --
  1:40 reverse split                           --         --     (41,867,304)       (41,697)
                                          -------       ----     -----------       --------
Balance after reverse split                 2,479          3       1,073,596          1,073
  Conversion of Regency Preferred
   Corporation's preferred stock               --         --         320,000            320
  Stock issued for debt and services           --         --       5,027,818          5,028
  Net loss                                     --         --              --             --
                                          -------       ----     -----------       --------

Balance at June 30, 2002                    2,479          3       6,421,414          6,421

  Stock issued for services                    --         --         716,667            717
  Stock issued for exercised options           --         --         306,500            307
  Stock issued for debt                        --         --         203,350            203
  Net loss                                     --         --              --             --
                                          -------       ----     -----------       --------

Balance at September 30, 2002 (Unaudited)   2,479       $  3       7,647,931       $  7,648
                                          =======       ====     ===========       ========
                                           Additional
                                            Paid-in        Accumulated
                                            Capital         Deficit          Total
                                            -------         -------          -----
Balance at June 30, 2001                  $ 3,218,753     $(4,053,389)    $(806,639)

  Stock issued in private placement                --              --           640
  Preferred A conversion to common
   (original investors)                       (14,136)             --            --
  Preferred B issued and converted
   (E-River investment)                            --              --            --
  1:40 reverse split                           41,697              --            --
                                          -----------     -----------     ---------
Balance after reverse split                 3,246,314      (4,053,389)     (805,999)
  Conversion of Regency Preferred
   Corporation's preferred stock               63,680              --        64,000
  Stock issued for debt and services          966,044              --       971,072
  Net loss                                         --        (294,432)     (294,432)
                                          -----------     -----------     ---------

Balance at June 30, 2002                    4,276,038      (4,347,821)      (65,359)

  Stock issued for services                   207,283              --       208,000
  Stock issued for exercised options           60,994              --        61,301
  Stock issued for debt                        18,686              --        18,889
  Net loss                                         --        (263,036)     (263,036)
                                          -----------     -----------     ---------

Balance at September 30, 2002 (Unaudited) $ 4,563,001     $(4,610,857)    $ (40,205)
                                          ===========     ===========     =========

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                          (Unaudited)
                                                Three Months Ended September 30,
                                                     2002               2001
                                                   ---------         ---------

Cash used by operating activities                  $ (61,448)        $ (80,685)
                                                   ---------         ---------

Net cash used by investing activities                     --            (1,200)
                                                   ---------         ---------

Net cash provided by financing activities             59,190            84,059
                                                   ---------         ---------

Increase (decrease) in cash and cash equivalents      (2,258)            2,174

Cash and cash equivalents at beginning of period       2,258               100
                                                   ---------         ---------

Cash and cash equivalents at end of period         $      --         $   2,274
                                                   =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                    $      --         $      --
                                                   =========         =========
  Income taxes paid                                $      --         $      --
                                                   =========         =========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Stock issued for services                        $ 208,000         $      --
                                                   =========         =========
  Stock issued for debt                            $  18,889         $      --
                                                   =========         =========

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

Global Freight Integrators, Inc. (fka Energy River Corp., fka Regency Group Limited) (the "Company"), is a Nevada corporation formed on February 1, 1999. Management's intent for the business is to identify a potential operating entity with which to merge. The Company previously operated under the name Regency Group Limited. however, in June, 2002, the Company changed its name to Energy River Corp. Both of these businesses acted as incubators to develop new companies and concepts.

In February, 2003, a new group of investors obtained control of the Company and changed the name to Global Freight Integrators, Inc. with the intent to merge with an entity of the same name. However, this did not occur and the Company is currently seeking another operating candidate for a potential merger.

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying condensed and consolidated financial statements of Global Freight Integrators, Inc. and Subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles ("GAAP") accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 2002 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. As of September 30, 2002, the Company had two wholly-owned subsidiaries, Regency Preferred Corporation and Advantage Mobile Media that were inactive. Subsequent to the balance sheet date, the Company decided to liquidate these subsidiaries.

NET LOSS PER SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts have not been presented as they are anti-dilative (decreases the loss per share). The calculation of loss per share has been adjusted for all periods presented to include the effect of a 1 for 100 reverse stock split, which was approved in March, 2003, as well as a 1 for 40 reverse stock split which was approved in June of 2002.

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                                  GOING CONCERN
--------------------------------------------------------------------------------
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating activities for the three-month period ended September 30, 2002, which have resulted in a deficiency of working capital of $40,205 (unaudited) and an accumulated deficit of $4,610,857 (unaudited) as of September 30, 2002.

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

--------------------------------------------------------------------------------
                                     NOTE 3
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to September 30, 2002, the Company approved a 1: 100 reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect its assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, its actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the availability of a suitable merger candidate, the acceptance of the Company's services when they have been identified, its ability to raise capital in the future, and the retention of key employees.

There may be other risks and circumstances that the Company may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

GENERAL

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

PLAN OF OPERATIONS

The Company has had no revenue for the prior two years. In the next twelve months management will be seeking a new business model for the Company. Its plans are to find a business model that will provide revenue and build shareholder value. Once a business model is secured, management then will need to obtain the capital resources needed to operate the business. Currently, the Company has minimal overhead expenses and intends to limit spending until a feasible business model is secure and capital is available to support such expenses.

RESULTS OF OPERATIONS

The Company had no revenue for the three months ending September 30, 2002 and for the three-month periods ended September 30, 2001.

Total general and administrative operating expenses for the three months ending September 30, 2002 were $264,036. This represents an increase of $166,601 in total operating expenses from the comparable three-month period ending September 30, 2001, when the Company reported total operating expenses of $97,435. This increase was due to a significant increase in consulting fees, which were primarily paid through the issuance of equities.

The Company recorded a net loss for the three months ending September 30, 2002 of $263,036 as compared to a loss of $106,368 reported in the comparable period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ending September 30, 2002 was $61,448 as compared to net cash used in operating activities of $80,685 reported in the comparable period of 2001.

There was no cash flow for investing activities for the three months ended September 30, 2002. For the comparable period in 2001, the Company used $1,200 in investing activities.

Cash flow from financing activities for the three months ending September 30, 2002 was $59,190. During the comparable period in 2001 the Company had $84,059 from financing activities.

The Company experienced a total cash outflow of $2,258 during the three months ending September 30, 2002, as compared to a net inflow of $2,174 during the three months ending September 30, 2001. The Company did not purchase assets with cash during the three months ending September 30, 2002.

The Company will need additional capital contributions to fund operations for the next twelve months in order to continue on existence.

Basic loss per share was $3.99 for the three month period ending September 30, 2002 versus $15.03 per share for the same period in 2001. The reduction was primarily due to the decrease in expenditures. The prior period earnings per share (EPS) calculation has been restated to reflect the retroactive effect of the 1 for 100 reverse stock split, which was approved in March, 2003, as well as a 1 for 40 reverse stock split, which was approved in June of 2002.

GOING CONCERN

The Company's financial resources during the three months ended on September 30, 2002 were insufficient to support the Company's operating infrastructure. As a result, the Company significantly decreased its operations by liquidating assets and reducing its payroll.

For the three months following September 30, 2002, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 3 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 3 months, there is a potential going concern issue.

The Company cannot give assurance that it can generate the cash it needs for the next 3 months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

The Registrants principal executive officer, Raymond Bills, and principal financial officer, James Kerr, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this report have concluded that the Registrant's disclosures and procedures contained no significant deficiencies or material weakness. There have been no significant changes in internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                        Global Freight Integrators, Inc.
                                  (Registrant)

       Signature                        Title                           Date
       ---------                        -----                           ----

/s/ Raymond Bills              Chief Executive Officer and          May 29, 2003
-------------------------      Chief Financial Officer
    Raymond Bills

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                           Date
       ---------                        -----                           ----

/s/ Raymond Bills              President                            May 29, 2003
-------------------------
    Raymond Bills


/s/ Jamie Kerr                 Secretary & Treasurer                May 29, 2003
-------------------------
    Jamie Kerr

                                 CERTIFICATIONS

I, Raymond Bills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Freight Integrators, Inc.;

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

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 29, 2003

/s/ Raymond Bills
------------------------
Raymond Bills
Chief Executive Officer
Chief Financial Officer