Form 10QSB
period 2002-12-31
GLOBAL FREIGHT INTEGRATORS INC
filed 2003-06-02
CIK 1084805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For quarterly period ended December 31, 2002

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

                                      INDEX

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 2002
          (Unaudited) and June 30, 2002                                       1

          Condensed Consolidated Statements of Operations for the Three
          and Six Months ended December 31, 2002 and 2001 (Unaudited)         2

          Condensed Consolidated Statements of Changes in Stockholders'
          Deficit for the year Ended June 30, 2002 and for the Six Months
          ended December 31, 2002 (Unaudited)                                 3

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 2002 and 2001 (Unaudited)                 4

          Notes to Condensed Consolidated Financial Statements (Unaudited)   5-6

          All schedules are omitted because they are not applicable or the required information is shown in the financial
                          statements or notes thereto.

     Item 2 Management's Discussion and Analysis                             7-8

     Item 3 Controls and Procedures                                           8

PART II OTHER INFORMATION

     Item 1 Legal Proceedings                                                 9
     Item 2 Changes in Securities                                             9
     Item 3 Defaults Upon Senior Securities                                   9
     Item 4 Submission of Matters to a Vote of Security Holders               9
     Item 5 Other Information                                                 9
     Item 6 Exhibits and Reports on Form 8-K                                  9

Signatures                                                                   10

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2002 (UNAUDITED) AND JUNE 30, 2002

                                                                        (Unaudited)
                                                                        December 31,          June 30,
                                                                            2002                2002
                                                                        -----------         -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $        --         $     2,258
  Accounts receivable - related party                                         3,035                  --
                                                                        -----------         -----------

      TOTAL  ASSETS                                                     $     3,035         $     2,258
                                                                        ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                         $        --         $    21,000
  Accounts payable                                                           43,545              43,558
  Accrued payroll                                                                --               3,059
                                                                        -----------         -----------

      TOTAL CURRENT LIABILITIES                                              43,545              67,617
                                                                        -----------         -----------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized - Series A, 2,479 shares issued and outstanding,
   respectively                                                                   3                   3
  Common stock, $.001 par value, 100,000,000 shares authorized
   7,747,931 and 6,421,414 shares issued and outstanding,
   respectively                                                               7,748               6,421
  Additional paid-in capital                                              4,582,901           4,276,038
  Accumulated deficit                                                    (4,631,162)         (4,347,821)
                                                                        -----------         -----------

      TOTAL STOCKHOLDERS' DEFICIT                                           (40,510)            (65,359)
                                                                        -----------         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     3,035         $     2,258
                                                                        ===========         ===========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                                                   (Unaudited)                        (Unaudited)
                                                Three Months Ended                  Six Months Ended
                                                   December 31,                        December 31,
                                           ---------------------------         ---------------------------
                                             2002               2001              2002              2001
                                           ---------         ---------         ---------         ---------
Product Revenues                           $      --         $      --         $      --         $      --

Cost of Product Revenues                          --                --                --                --
                                           ---------         ---------         ---------         ---------

Gross Profit                                      --                --                --                --

General and Administrative
  Expenses                                    20,305            90,482           284,341           187,707
                                           ---------         ---------         ---------         ---------

Loss from Operations                         (20,305)          (90,482)         (284,341)         (187,707)
                                           ---------         ---------         ---------         ---------

Other Income (Expense)
  Interest expense                                --            (9,811)               --           (18,743)
  Other income                                    --               210             1,000                --
                                           ---------         ---------         ---------         ---------
Total Other Income (Expense)                      --            (9,601)            1,000           (18,743)
                                           ---------         ---------         ---------         ---------

Net Loss                                   $ (20,305)        $(100,083)        $(283,341)        $(206,450)
                                           =========         =========         =========         =========
Basic and Diluted Loss Per
 Common Share                              $   (0.26)        $  (13.99)        $   (3.86)        $  (29.02)
                                           =========         =========         =========         =========
Weighted Average Shares Outstanding
 (as restated for reverse stock
 split, Note 1)                               77,360             7,155            73,428             7,113
                                           =========         =========         =========         =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED JUNE 30, 2002 AND
          FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2002 (UNAUDITED)

                                           Convertible Preferred Stock
                                                    Series A                   Comon Stock
                                               ------------------         ----------------------
                                               Shares      Amount         Shares          Amount
                                               ------      ------         ------          ------
Balance at June 30, 2001                       16,800       $ 17        27,980,800       $ 27,980

  Stock issued in private placement                --         --           640,000            640
  Preferred A conversion to common
   (original investors)                       (14,150)       (14)       14,150,000         14,150
  Preferred B converted
   (E-River investment)                          (171)        --           170,100             --
  1:40 reverse split                               --         --       (41,867,304)       (41,697)
                                              -------       ----       -----------       --------
Balance after reverse split                     2,479          3         1,073,596          1,073
  Conversion of Regency Preferred
   Corporation's preferred stock                   --         --           320,000            320
  Stock issued for debt and services               --         --         5,027,818          5,028
  Net loss                                         --         --                --             --
                                              -------       ----       -----------       --------

Balance at June 30, 2002                        2,479          3         6,421,414          6,421

  Stock issued for services                        --         --           716,667            717
  Stock issued for exercised options               --         --           406,500            407
  Stock issued for debt                            --         --           203,350            203
  Net loss                                         --         --                --             --
                                              -------       ----       -----------       --------

Balance at December 31, 2002 (unaudited)        2,479       $  3         7,747,931       $  7,748
                                              =======       ====       ===========       ========
                                               Additional
                                                Paid-in         Accumulated
                                                Capital           Deficit           Total
                                                -------           -------           -----
Balance at June 30, 2001                      $ 3,218,753       $(4,053,389)      $(806,639)

  Stock issued in private placement                    --                --             640
  Preferred A conversion to common
   (original investors)                           (14,136)               --              --
  Preferred B converted
   (E-River investment)                                --                --              --
  1:40 reverse split                               41,697                --              --
                                              -----------       -----------       ---------
Balance after reverse split                     3,246,314        (4,053,389)       (805,999)
  Conversion of Regency Preferred
   Corporation's preferred stock                   63,680                --          64,000
  Stock issued for debt and services              966,044                --         971,072
  Net loss                                             --          (294,432)       (294,432)
                                              -----------       -----------       ---------

Balance at June 30, 2002                        4,276,038        (4,347,821)        (65,359)

  Stock issued for services                       207,283                --         208,000
  Stock issued for exercised options               80,894                --          81,301
  Stock issued for debt                            18,686                --          18,889
  Net loss                                             --          (283,341)       (283,341)
                                              -----------       -----------       ---------

Balance at December 31, 2002 (unaudited)      $ 4,582,901       $(4,631,162)      $ (40,510)
                                              ===========       ===========       =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                             (Unaudited)
                                                          Six Months Ended
                                                             December 31,
                                                        2002             2001
                                                     ---------        ---------

Cash used by operating activities                    $ (61,448)       $(147,297)
                                                     ---------        ---------

Net cash used by investing activities                       --           (1,200)
                                                     ---------        ---------

Net cash provided by financing activities               59,190          151,031
                                                     ---------        ---------

Increase (decrease) in cash and cash equivalents        (2,258)           2,534

Cash and cash equivalents at beginning of period         2,258              100
                                                     ---------        ---------

Cash and cash equivalents at end of period           $      --        $   2,634
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                      $      --        $   6,744
                                                     =========        =========
  Income taxes paid                                  $      --        $      --
                                                     =========        =========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Stock and options exercised for services           $ 228,000        $      --
                                                     =========        =========
  Stock issued for debt                              $  18,889        $      --
                                                     =========        =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

Global Freight Integrators, Inc. (fka Energy River Corp., fka Regency Group Limited) (the "Company"), is a Nevada corporation formed on February 1, 1999. Management's intent for the business is to identify a potential operating entity with which to merge. The Company previously operated under the name Regency Group Limited, however, in June, 2002, the Company changed its name to Energy River Corp. Both of these businesses acted as incubators to develop new companies and concepts.

In February, 2003, a new group of investors obtained control of the Company and changed the name to Global Freight Integrators, Inc. with the intent to merge with an entity of the same name. However, this did not occur and the Company is currently seeking another operating candidate for a potential merger.

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying condensed and consolidated financial statements of Global Freight Integrators, Inc. and Subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles ("GAAP"), accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended December 31, 2002 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. As of December 31, 2002, the Company had two wholly-owned subsidiaries, Regency Preferred Corporation and Advantage Mobile Media that were inactive. Subsequent to the balance sheet date, the Company decided to liquidate these subsidiaries.

NET LOSS PER SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts have not been presented as they are anti-dilutive (decrease the loss per share). The calculation of loss per share has been adjusted for all periods presented to include the effect of a 1 for 100 reverse stock split, which was approved in March, 2003, as well as a 1 for 40 reverse stock split, which was approved in June, 2002.

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating activities for the six-month period ended December 31, 2002, which have resulted in a deficiency of working capital of $40,510 (unaudited) and an accumulated deficit of $4,631,162 (unaudited) as of December 31, 2002.

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

Subsequent to December 31, 2002, the Company approved a 1:100 reverse stock split.

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

RESULTS OF OPERATIONS

The Company had no revenue for the three and six months ending December 31, 2002 and 2001.

Total general and administrative operating expenses for the three and six months ending December 31, 2002 were $20,305 and $284,341, respectively. For the comparable three and six months ending December 31, 2001, the Company reported total-operating expenses of $90,482 and $187,707, respectively. The decrease in the three months ending December 31, 2002 was due primarily to the Company's reduction of employees and overhead expenses. The increase in the six months ending December 31, 2002 was due to a significant increase in consulting fees, which were primarily paid through the issuance of equities.

The Company's net loss for the three and six months ending December 31, 2002 were $20,305 and $284,341 respectively as compared to the three and six months ending December 31, 2001's net losses of $100,083 and $206,450, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ending December 31, 2002 was $61,448 as compared to net cash used in operating activities of $147,297 reported in the comparable period of 2001.

There was no cash flow for investing activities for the six months ending December 31, 2002. For the comparable period in 2001, the Company used $1,200 in investing activities.

Cash flow from financing activities for the six months ending December 31, 2002 was $59,190. During the comparable period in 2001 the Company had $151,03 from financing activities.

The Company experienced a total cash outflow of $2,258 during the six months ending December 31, 2002, as compared to a net inflow of $100 during the six months ending December 31, 2002. The Company did not purchase assets with cash during the six months ending December 31, 2002.

The Company will need additional capital contributions to fund operations for the next twelve months in order to continue on existence.

Basic loss per share for the three and six months ending December 31, 2002 were $0.26 and $3.86 respectively as compared to the three and six months ending December 31, 2001's of $13.98 and $29.02, respectively. The reduction was primarily due to the decrease in expenditures. The prior periods earnings per share (EPS) calculations have been restated to reflect the retroactive effect of the 1 for 100 reverse stock split, which was approved in March, 2003, as well as a 1 for 40 reverse stock split which was approved in June of 2002.

GOING CONCERN

The Company's financial resources during the six months ending December 31, 2002 were insufficient to support the Company's operating infrastructure. As a result, the Company significantly decreased its operations by liquidating assets and reducing its payroll.

For the 12 months following December 31, 2002, the Company may incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 3 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there is a going concern issue.

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

                        Global Freight Integrators, Inc.
                                  (Registrant)

       Signature                        Title                           Date
       ---------                        -----                           ----

/s/ Raymond Bills              Chief Executive Officer and          May 30, 2003
-------------------------      Chief Financial Officer
    Raymond Bills

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                           Date
       ---------                        -----                           ----

/s/ Raymond Bills              President                            May 30, 2003
-------------------------
    Raymond Bills


/s/ Jamie Kerr                 Secretary & Treasurer                May 30, 2003
-------------------------
    Jamie Kerr

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and

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

Date: May 30, 2003

/s/ Raymond Bills
------------------------
Raymond Bills
Chief Executive Officer
Chief Financial Officer