Form 10QSB
period 2003-03-31
GLOBAL FREIGHT INTEGRATORS INC
filed 2003-06-04
CIK 1084805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For quarterly period ended March 31, 2003

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

                        GLOBAL FREIGHT INTEGRATORS, INC.
                  FORM 10-QSB, QUARTER ENDED MARCH 31, 2003

                                      INDEX

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2003
          (Unaudited) and June 30, 2002                                       1

          Condensed Consolidated Statements of Operations for the Three
          and Nine Months ended March 31, 2003 and 2002 (Unaudited)           2

          Condensed Consolidated Statements of Changes in Stockholders'
          Deficit for the year Ended June 30, 2002 and for the Nine Months
          ended March 31, 2003 (Unaudited)                                    3

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 2003 and 2002 (Unaudited)                    4

          Notes to Condensed Consolidated Financial Statements (Unaudited)   5-6

          All schedules are omitted because they are not applicable or the required information is shown in the financial
                          statements or notes thereto.

     Item 2 Management's Discussion and Analysis                             7-8

     Item 3 Controls and Procedures                                           8

PART II OTHER INFORMATION

     Item 1 Legal Proceedings                                                 9
     Item 2 Changes in Securities                                             9
     Item 3 Defaults Upon Senior Securities                                   9
     Item 4 Submission of Matters to a Vote of Security Holders               9
     Item 5 Other Information                                                 9
     Item 6 Exhibits and Reports on Form 8-K                                  9

Signatures                                                                   10

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2003 (UNAUDITED) AND JUNE 30, 2002

                                                                        (Unaudited)
                                                                          March 31,           June 30,
                                                                            2003                2002
                                                                        -----------         -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $     6,265         $     2,258
                                                                        -----------         -----------
      TOTAL  ASSETS                                                     $     6,265         $     2,258
                                                                        ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                         $        --         $    21,000
  Accounts payable                                                           43,306              43,558
  Accrued payroll                                                                --               3,059
                                                                        -----------         -----------

      TOTAL CURRENT LIABILITIES                                              43,306              67,617
                                                                        -----------         -----------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized - Series A, 2,479 shares issued and outstanding,
   respectively                                                                   3                   3
  Common stock, $.001 par value, 700,000,000 shares authorized,
   497,477 and 6,421,414 shares issued and outstanding, respectively            498               6,421
  Additional paid-in capital                                              4,615,151           4,276,038
  Accumulated deficit                                                    (4,652,693)         (4,347,821)
                                                                        -----------         -----------

      TOTAL STOCKHOLDERS' DEFICIT                                           (37,041)            (65,359)
                                                                        -----------         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     6,265         $     2,258
                                                                        ===========         ===========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

                                        (Unaudited)                  (Unaudited)
                                     Three Months Ended            Nine Months Ended
                                          March 31,                    March 31,
                                    2003            2002          2003            2002
                                 ---------       ---------     ---------       ---------
Product Revenues                 $      --       $      --     $      --       $      --

Cost of Product Revenues                --              --            --              --
                                 ---------       ---------     ---------       ---------

Gross Profit                            --              --            --              --

General and Administrative
  Expenses                          21,531          71,817       305,872         259,524
                                 ---------       ---------     ---------       ---------

Loss from Operations               (21,531)        (71,817)     (305,872)       (259,524)
                                 ---------       ---------     ---------       ---------
Other Income (Expense)
  Interest expense                      --          (6,021)           --         (24,764)
  Sublet income                         --          24,236            --          24,236
  Other income                          --              --         1,000              --
                                 ---------       ---------     ---------       ---------
Total Other Income (Expense)            --          18,215         1,000            (528)
                                 ---------       ---------     ---------       ---------

Net Loss                           (21,531)        (53,602)     (304,872)       (260,052)

Preferred stock dividend                --           1,360            --           1,360
                                 ---------       ---------     ---------       ---------
Net Loss Attributible to
 Common Shareholders             $ (21,531)      $ (54,962)    $(304,872)      $(261,412)
                                 =========       =========     =========       =========
Basic and Diluted Loss Per
 Common Share                    $   (0.17)      $   (7.49)    $   (3.38)      $  (36.49)
                                 =========       =========     =========       =========
Weighted Average Shares
 Outstanding (as restated for
 reverse stock split, Note 1)      124,158           7,155        90,091           7,127
                                 =========       =========     =========       =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED JUNE 30, 2002 AND
           FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2003 (UNAUDITED)

                                        Convertible Preferred Stock
                                                 Series A                   Comon Stock
                                            ------------------         ----------------------
                                            Shares      Amount         Shares          Amount
                                            ------      ------         ------          ------
Balance at June 30, 2001                    16,800       $ 17        27,980,800       $ 27,980

  Stock issued in private placement             --         --           640,000            640
  Preferred A conversion to common
   (original investors)                    (14,150)       (14)       14,150,000         14,150
  Preferred B converted
   (E-River investment)                       (171)        --           170,100             --
  1:40 reverse split                            --         --       (41,867,304)       (41,697)
                                           -------       ----       -----------       --------
Balance after reverse split                  2,479          3         1,073,596          1,073
  Conversion of Regency Preferred
   Corporation's preferred stock                --         --           320,000            320
  Stock issued for debt and services            --         --         5,027,818          5,028
  Net loss                                      --         --                --             --
                                           -------       ----       -----------       --------

Balance at June 30, 2002                     2,479          3         6,421,414          6,421

  Stock issued for services                     --         --           716,667            717
  Stock issued for exercised options            --         --           406,500            407
  Stock issued for debt                         --         --           203,350            203
  Stock issued in private placement             --         --        42,000,000         42,000
  1:100 reverse split                           --         --       (49,250,454)       (49,250)
                                           -------       ----       -----------       --------
Balance after reverse split                  2,479          3           497,477            498
  Net loss                                      --         --                --             --
                                           -------       ----       -----------       --------

Balance at March 31, 2003 (unaudited)        2,479       $  3           497,477       $    498
                                           =======       ====       ===========       ========
                                           Additional
                                             Paid-in         Accumulated
                                             Capital           Deficit           Total
                                             -------           -------           -----
Balance at June 30, 2001                   $ 3,218,753       $(4,053,389)      $(806,639)

  Stock issued in private placement                 --                --             640
  Preferred A conversion to common
   (original investors)                        (14,136)               --              --
  Preferred B converted
   (E-River investment)                             --                --              --
  1:40 reverse split                            41,697                --              --
                                           -----------       -----------       ---------
Balance after reverse split                  3,246,314        (4,053,389)       (805,999)
  Conversion of Regency Preferred
   Corporation's preferred stock                63,680                --          64,000
  Stock issued for debt and services           966,044                --         971,072
  Net loss                                          --          (294,432)       (294,432)
                                           -----------       -----------       ---------

Balance at June 30, 2002                     4,276,038        (4,347,821)        (65,359)

  Stock issued for services                    207,283                --         208,000
  Stock issued for exercised options            80,894                --          81,301
  Stock issued for debt                         18,686                --          18,889
  Stock issued in private placement            (17,000)               --          25,000
  1:100 reverse split                           49,250                --              --
                                           -----------       -----------       ---------
Balance after reverse split                  4,615,151        (4,347,821)        267,831
  Net loss                                          --          (304,872)       (304,872)
                                           -----------       -----------       ---------

Balance at March 31, 2003 (unaudited)      $ 4,615,151       $(4,652,693)      $ (37,041)
                                           ===========       ===========       =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)


                                                             (Unaudited)
                                                          Nine Months Ended
                                                               March 31,
                                                        2003             2002
                                                     ---------        ---------

Cash used by operating activities                    $ (80,183)       $(189,933)
                                                     ---------        ---------

Net cash used by investing activities                       --           (1,200)
                                                     ---------        ---------

Net cash provided by financing activities               84,190          193,418
                                                     ---------        ---------

Increase in cash and cash equivalents                    4,007            2,285

Cash and cash equivalents at beginning of period         2,258              100
                                                     ---------        ---------

Cash and cash equivalents at end of period               6,265        $   2,385
                                                     =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                      $      --        $   7,857
                                                     =========        =========
  Income taxes paid                                  $      --        $      --
                                                     =========        =========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Stock issued and options exercised for services    $ 228,000        $      --
                                                     =========        =========
  Stock issued for debt                              $  18,889        $      --
                                                     =========        =========

              See the Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES,
                            AND NATURE OF OPERATIONS
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying condensed and consolidated financial statements of Global Freight Integrators, Inc. and Subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles accepted in the United States of America, ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended March 31, 2003 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. As of March 31, 2003, the Company had two wholly-owned subsidiaries, Regency Preferred Corporation and Advantage Mobile Media that were inactive. Subsequent to the balance sheet date, the Company decided to liquidate these subsidiaries.

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

                        GLOBAL FREIGHT INTEGRATORS, INC.
                          (FORMERLY ENERGY RIVER CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operating activities for the nine-month period ended March 31, 2003, which have resulted in a deficiency of working capital of $37,041(unaudited) and an accumulated deficit of $4,462,693 (unaudited) as of March 31, 2003.

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

RESULTS OF OPERATIONS

The Company had no revenue for the three and nine months ending March 31, 2003 and 2002.

Total general and administrative operating expenses for the three and nine months ending March 31, 2003 were $21,531 and $305,872, respectively. For the comparable three and nine months ending March 31, 2002, the Company reported total-operating expenses of $71,817 and $259,524, respectively. The decrease in the three months ending March 31, 2003 was due primarily to the Company's reduction of employees and overhead expenses. The increase in general and administrative operating expenses for the nine months ending March 31, 2003 was due to a significant increase in consulting fees, which were primarily paid through the issuance of equities.

The Company's net loss for the three and nine months ending March 31, 2003 were $21,531 and $304,872, respectively, as compared to the three and nine months ending March 31, 2002's net losses of $53,602 and $260,052, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ending March 31, 2003 was $80,183 as compared to net cash used in operating activities of $189,933 reported in the comparable period of 2002.

There was no cash flow for investing activities for the nine months ending March 31, 2003. For the comparable period in 2002, the Company used $1,200 in investing activities.

Cash flow from financing activities for the nine months ending March 31, 2003 was $84,190. During the comparable period in 2002 the Company had $193,418 from financing activities.

The Company experienced a total cash inflow of $4,007 during the nine months ending March 31, 2003, as compared to a net inflow of $2,285 during the nine months ending March 31, 2002. The Company did not purchase assets with cash during the nine months ending March 31, 2003.

The Company will need additional capital contributions to fund operations for the next twelve months in order to continue in existence.

Basic loss per share for the three and nine months ending March 31, 2003 were $0.17 and $3.38, respectively, as compared to the three and nine months ending March 31, 2002 of $7.49 and $36.49, respectively. The reduction was primarily due to the decrease in expenditures. The prior periods earnings per share (EPS) calculations have been restated to reflect the retroactive effect of the 1 for 100 reverse stock split, which was approved in March, 2003, as well as a 1 for 40 reverse stock split which was approved in June of 2002.

GOING CONCERN

The Company's financial resources during the nine months ending March 31, 2003 were insufficient to support the Company's operating infrastructure. As a result, the Company significantly decreased its operations by liquidating assets and reducing its payroll.

For the 12 months following March 31, 2003, the Company may incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 3 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there is a going concern issue.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

In August of 2002, Registrant issued 183,333 shares of the Company's restricted common stock in exchange for debt of $10,000. In September of 2002, Registrant issued 20,000 shares of the Company's restricted common stock in exchange for debt of $8,889. These shares were effected by a 1 for 100 reverse stock split, which was approved in March of 2003. Total shares issued for debt, after the reverse split, is 2,033 shares. The stock transfer agent issued an additional 17 shares for rounding differences in the reverse stock split.

In February of 2003, the Registrant issued 42,000,000 shares (420,000 post-split) of the Company's restricted common stock to Corporate Communications Network in exchange for their investment of $25,000 into the Company.

In May of 2003, the Registrant issued 160 shares (post-split) of the Company's restricted common stock to investors in exchange for their investment of $640 into the Company, which had been received in June, 2002. This issuance was part of a private placement that also issued Preferred stock in Regency Preferred Corporation, a subsidiary entity.

The previous transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, since the transactions did not involve an offering to the public with the exception of the 160 shares which were issued under Regulation D exemption.

In 2002, Registrant issued 406,500 common stock shares of registered stock to employees under Energy River Corporation's 2002 Qualified Stock Option Plan. An additional 716,667 registered common shares were issued for services under the same plan.

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and

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